Form 10-K
period 1994-01-29
HECHINGER CO
filed 1994-04-28
CIK 46517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
CHECK ONE
  X    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
- - -----  Act of 1934 for the fiscal year ended January 29, 1994 or

       Transition report pursuant to Section 13 or 15(d) of the Securities
- - -----  Exchange Act of 1934

COMMISSION FILE NUMBER 0-7214
                               HECHINGER COMPANY
             (Exact name of Registrant as specified in its charter)

                       DELAWARE                                               52-1001530
(State or other jurisdiction of incorporation)                   (I.R.S. Employer Identification No.)

                   3500 PENNSY DRIVE, LANDOVER, MARYLAND                        20785
                  (Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code:  (301) 341-1000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                      CLASS A COMMON STOCK, $.10 PAR VALUE
                      CLASS B COMMON STOCK, $.10 PAR VALUE
              5-1/2% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2011
                          6.95% SENIOR NOTES DUE 2003
                        9.45% SENIOR DEBENTURES DUE 2012

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.               YES   X      NO
                                                            -----       -----
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                  [         ]
                                   ---------
State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value is computed by reference to the last sale price of such stock as of April 7, 1994.)
                                  $396,406,508

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of April 7, 1994.

           28,922,803 shares of Class A Common Stock, $.10 par value 13,269,390 shares of Class B Common Stock, $.10 par value

                      DOCUMENTS INCORPORATED BY REFERENCE
The following documents are hereby incorporated by reference into Parts II, III and IV of this Form 10-K: (1) Portions of Registrant's Annual Report to Stockholders for the year ended January 29, 1994, as indicated herein. (2) Portions of Registrant's 1994 Proxy Statement to be filed pursuant to Regulation 14A, as indicated herein.





                                    1 of 49

                                     PART I

ITEM 1.  BUSINESS

Hechinger Company (the "Company") is the successor to a business started in 1911 by Sidney L. Hechinger. The Company is a leading specialty retailer providing products and services for the care, repair, remodelling and maintenance of the home and garden. The Company currently serves the home improvement industry through two operating subsidiaries: Hechinger Stores Company, operating 72 home center stores located primarily in the mid-Atlantic region and Home Quarters Warehouse, Inc., operating 56 stores located primarily in the eastern and central parts of the United States.

Hechinger stores are customer-service driven, offering expert advice and a full range of building material and home improvement merchandise in facilities containing on average approximately 70,000 square feet of space under roof. Home Quarters Warehouse stores, with their large-scale merchandise presentation, produce high sales volume by emphasizing low pricing and quality service. Home Quarters Warehouse stores bring a wide assortment of building materials and home improvement merchandise to do-it-yourselfers, and professional contractors in brightly-lit, uncluttered facilities containing on average approximately 90,000 square feet under roof.

PRODUCTS

All of the Company's stores offer for sale a large selection of lumber, building materials, hardware and tools, paint, garden supplies, electrical and plumbing supplies and other items related to the home improvement market.

The following table sets forth the percentage of sales accounted for by the merchandise categories:

FISCAL YEAR ENDED                  JAN. 29, 1994       JAN. 30, 1993       FEB. 1, 1992
- - -----------------                  -------------       -------------       ------------
Lumber and building materials                 29%                 28%                27%
Garden supplies and furniture                 18                  15                 16
Hardware and tools                            13                  12                 12
Electrical supplies and small
 appliances                                   12                  14                 14
Plumbing supplies                             12                  14                 13
Paint                                          9                  10                 10
Housewares                                     7                   7                  8
                                             ---                 ---                ---

Total                                        100%                100%               100%
                                             ===                 ===                ===

Many of the items sold in the Company's stores are nationally advertised, brand name products. The Company also offers some private label items such as garden equipment and supplies, and paint. The Company may add private label items to its merchandise in those areas where there are no major national brands or where management deems it an effective way to meet price competition in a particular product line.

The Company's merchandise is purchased from approximately 1000 suppliers. The Company believes it has good relationships with its suppliers and does not consider itself dependent upon any single source for its merchandise.

MARKETING

The Company is continuing its expansion of Home Quarters Warehouse subsidiary. In July 1993, the Company opened a new 115,000 square foot store in Chesapeake, Virginia. This store incorporates many new features, including: a 5,000 square foot greenhouse and garden center, three design centers, installation services for major items and a tool rental program. In addition, the new Home Quarters store has a dedicated Contractor's desk to handle the special needs of professional contractors and commercial property owners, including its own entrance and loading area. The new store also offers

"Kids Quarters", a supervised on-site child care facility for children ages three to eight and a dedicated classroom called "HQ University" for how-to clinics. Of the nine new Home Quarters stores opened since July 1993, eight have these new features. The Company is planning to implement these new features in all of its new stores to be opened in 1994 and in its existing Home Quarters stores where possible.

The majority of the Company's sales are to individuals. Employees are trained to help the do-it-yourself customer make his or her purchases and solve technical problems related to home repair, maintenance and improvement work.

The Company employs an advertising program through the regular use of newspaper and direct mail pieces. A "catabook", which is compact enough to carry along as a shopping reference and serves as an "idea" book with an index and large type prices, is heavily utilized. Advertisements feature the stores' wide selection and values. The Company also employs television and radio advertising where deemed effective. The Company emphasizes competitive pricing with its policy being to meet or beat the regular or sale prices of all major competitors. In addition, the Company offers its customers a liberal return policy.

The Company hosts how-to clinics throughout the year at various stores. At these clinics, trained employees, manufacturers' representatives and, at times, nationally recognized experts, demonstrate products and conduct classes on major home improvement projects.

The Company offers a private label credit card program pursuant to which credit is extended to its customers by third party financial institutions. The Company also accepts Visa, MasterCard and Discover in all stores and American Express in its Home Quarters stores. For the fiscal year ended January 29, 1994 credit card sales account for 50% of the Company's total sales.

EXPANSION PROGRAM

The following tables set forth the number of stores operated by the Company and the aggregate amount of square feet of store space in such stores for the specified periods:

                                                                    HOME
            NUMBER OF STORES:                       HECHINGER     QUARTERS     TRIANGLE        TOTAL
            ----------------                        ---------     --------     --------        -----
            As of February 3, 1990                        86           15            6          107
            1990 openings                                  1            8            -            9
            1990 closings                                 (3)           -            -           (3)

            As of February 2, 1991                        84           23            6          113
            1991 openings                                  2            7            -            9
            1991 closings                                (10)           -            -          (10)

            As of February 1, 1992                        76           30            6          112
            1992 openings                                  3           14            -           17
            1992 closings                                 (4)          (1)           -           (5)

            As of January 30, 1993                        75           43            6          124
            1993 openings                                  3           11            -           14
            1993 closings                                 (6)          (1)          (6)         (13)

            As of January 29, 1994                        72           53            -          125

            STORE SQUARE FOOTAGE                                    HOME
            (IN THOUSANDS):                         HECHINGER     QUARTERS     TRIANGLE        TOTAL
            ---------------------                   ---------     --------     --------        -----
            As of February 3, 1990                     5,413        1,254          306        6,973
            1990 openings                                 60          696            -          756
            1990 closings                               (246)          -             -         (246)

            As of February 2, 1991                     5,227        1,950          306        7,483
            1991 openings                                143          613            -          756
            1991 closings                               (556)           -            -         (556)

            As of February 1, 1992                     4,814        2,563          306        7,683
            1992 openings                                351        1,226            -        1,577
            1992 closings                               (234)         (32)           -         (266)

            As of January 30, 1993                     4,931        3,757          306        8,994
            1993 openings                                270        1,122            -        1,392
            1993 closings                               (355)         (85)        (306)        (746)

            As of January 29, 1994                     4,846        4,794            -        9,640


In 1994, the Company intends to open approximately 11 new Home Quarters Warehouse stores, including two relocations, and approximately two new Hechinger stores, although the precise number will depend upon, among other things, the availability of suitable locations and prevailing economic conditions. In addition, approximately 19 Home Quarters stores and approximately six Hechinger stores are intended to be remodelled.

COMPETITION

The business of the Company is highly competitive. The Company competes in each of its market areas with other home center chains, national chains of general merchandise stores and local hardware stores, some of which have greater financing resources than the Company.

The extent of the Company's competition varies by geographic area. New competitors have entered several of the Company's existing markets and those targeted for future development, and established competitors are expanding in certain of those markets, reflecting the high level of growth anticipated for the industry. The Company's pricing strategy against the introductory pricing of new competition in certain markets may lower gross margins.

The Company believes that it is in a strong competitive position. The Company believes that it occupies a leading position in most of its established market areas, reflecting the quality of its trained personnel, breadth and depth of merchandising, pricing, advertising policies and store size, location and condition. The Company believes that its ability to devote substantial capital resources to the operation and expansion of its business will enable it to remain competitive in the industry.

EMPLOYEES

The Company has approximately 18,000 employees, approximately half of whom are employed on a part-time basis. The Company conducts comprehensive employee training programs. These training programs have enabled the Company to promote from within many current area supervisors, store managers and merchandisers. The Company believes its employee relations are satisfactory.

ITEM 2.  PROPERTIES

Hechinger stores currently average approximately 70,000 square feet under roof and an additional 22,000 square feet of outdoor selling and storage space. The Home Quarters Warehouse stores currently average approximately 90,000 square feet under roof and an additional 28,000 square feet of outdoor selling and storage space.

As of January 29, 1994, the Company owned 23 stores and leased the remaining stores. The Company believes that all its facilities, both owned and leased, are in good condition and well maintained. Expiration dates of the leases range from 1994 to 2023. Almost all leases contain renewal clauses or continue on a year-to-year basis after their respective expiration dates. Twelve of the store sites are leased from an affiliate.

Hechinger stores are serviced, in part, from the Company's modern warehouse and distribution facility in Landover, Maryland, which has approximately 640,000 square feet under roof. The Landover distribution facility and the Hechinger headquarters office facility in Landover, Maryland together have approximately 177,000 square feet of executive and administrative office space. Home Quarters is serviced directly by their suppliers and as such, requires only limited distribution facilities. Home Quarters has approximately 71,000 square feet of office space in Virginia Beach, Virginia.


ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in its entirety in the Proxy Statement.

The following table sets forth certain information regarding the Company's executive officers:

                                                                                              YEAR FIRST JOINED
NAME AND AGE                     POSITION WITH THE COMPANY                                          THE COMPANY
- - ------------                     -------------------------                                    -----------------
John W. Hechinger         (74)   Chairman of the Board since 1990; Prior thereto,                   1946
                                 Co-Chairman and Co-Chief Executive Officer since 1986;
                                 prior thereto, President since 1959

John W. Hechinger, Jr.    (44)   President and Chief Executive Officer since 1990; prior            1972
                                 thereto, President and Chief Operating Officer since 1986;
                                 prior thereto, Vice President-Corporate Development since 1982

W. Clark McClelland       (55)   Executive Vice President and Chief Financial Officer               1975
                                 since 1993; Senior Vice President-Finance and Chief Financial
                                 Officer since 1986; prior thereto, Vice President-Finance and
                                 Treasurer since 1984

Kenneth J. Cort           (52)   President and Chief Executive Officer of Hechinger Stores          1993
                                 Company since 1993; prior thereto, Chief Operating Officer for
                                 Ames Department Stores, Inc. since 1991; prior thereto,
                                 Merchandising General Manager for Sears Roebuck & Company since
                                 1989; prior thereto, Chairman for Alberts Hosiery since 1988

Frank C. Doczi            (56)   President and Chief Executive Officer of Home Quarters             1988
                                 Warehouse, Inc. since acquired by the Company in 1988; prior thereto, President of Home Quarters Warehouse, Inc. since 1986

S. Ross Hechinger         (42)   Senior Vice President-Corporate Administration in 1994; prior      1974
                                 thereto, Senior Vice President-Information Systems and Logistics
                                 of Hechinger Stores Company since 1990; prior thereto, Senior
                                 Vice President-Distribution since 1986; prior thereto, Vice
                                 President-Distribution since 1982

Roger K. Wright           (46)   Senior Vice President-Real Estate and Development since            1979
                                 1988; prior thereto, Vice President-Real Estate and
                                 Development since 1986

John W. Hechinger Jr. and S. Ross Hechinger are sons of John W. Hechinger.

Executive officers are elected by the board of directors of the Company at its first meeting held after each Annual Meeting of Stockholders to serve until their successors are chosen and qualified, or as otherwise provided in the Company's By-laws.

                                    PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Pursuant to General Instruction G(2) of Form 10-K, the information called for by this item is hereby incorporated by reference from page 23 of the Company's Annual Report to Stockholders for the fiscal year ended January 29, 1994.

ITEM 6.  SELECTED FINANCIAL DATA.

Pursuant to General Instruction G(2) of Form 10-K, the information called for by this item is hereby incorporated by reference from page 1 of the Company's Annual Report to Stockholders for the fiscal year ended January 29, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to General Instruction G(2) of Form 10-K, the information called for by this item is hereby incorporated by reference from pages 9 through 11 of the Company's Annual Report to Stockholders for the fiscal year ended January 29, 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Pursuant to General Instruction G(2) of Form 10-K, the information called for by this item is hereby incorporated by reference from pages 12 through 23 of the Company's Annual Report to Stockholders for the fiscal year ended January 29, 1994.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item regarding directors is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report. Information regarding the Company's executive officers is set forth above in the unnumbered Item following Item 4 of Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION.

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)  The following documents are filed as a part of this Report:

         1. Financial Statements. The following Consolidated Financial Statements of Hechinger Company and subsidiaries are incorporated by reference to the pages indicated in Annual Report to Stockholders for the fiscal year ended January 29, 1994:

                                                                                       PAGE
                                                                                       ----
         Consolidated Statements of Operations - Years ended
         January 29, 1994, January 30, 1993 and February 1, 1992                        12

         Consolidated Balance Sheets - As of January 29, 1994
         and January 30, 1993                                                           13

         Consolidated Statements of Cash Flows - Years ended
         January 29, 1994, January 30, 1993 and February 1, 1992                        14

         Consolidated Statements of Stockholders' Equity -
         Years ended January 29, 1994, January 30, 1993 and
         February 1, 1992                                                               15

         Notes to Consolidated Financial Statements                                    16-22

         2. Financial Statement Schedules. The following consolidated financial statement schedules of Hechinger Company and subsidiaries for the year ended January 29, 1994, January 30, 1993 and February 1, 1992 are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Hechinger Company:

         Schedule I         - Marketable Securities

         Schedule  V        - Property, Plant & Equipment

         Schedule VI        - Accumulated Depreciation and Amortization of
                                   Property, Plant & Equipment

         Schedule VIII      - Valuation and Qualifying Accounts

         Schedule IX        - Short-Term Borrowings

         Schedule X         - Supplementary Earnings Statement Information

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

         3. Exhibits.

EXHIBIT NUMBER                                                      DOCUMENT
- - --------------                                                      --------

3(a)             Certificate of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to Registration Statement on
                 Form S-8, File No. 33-27134)

3(b)             By-Laws, as amended (incorporated by reference to Exhibit 3(b) to Annual Report on Form 10-K for the fiscal year ended February 3, 1990, File No. 0-7214)

4(a)             Indenture, dated as of March 15, 1987, between the Company and First Union National Bank of North Carolina,
                 relating to 5-1/2% Convertible Subordinated Debentures Due 2011 (incorporated by reference to Exhibit 4(d) to
                 Registration Statement on Form S-3, File No. 33-12649)

4(b)             Indenture, dated as of October 1, 1992, between the Company and First Union National Bank of North Carolina, and
                 the Prospectus Supplement dated November 12, 1992 relating to 9.45% Senior Debentures due 2012 (incorporated by reference to Exhibit 4 to Registration Statement on Form S-3, File No. 33-52960)

4(c)             Indenture, dated as of October 1, 1992, between the Company and First Union National Bank of North Carolina, and
                 the Prospectus Supplement dated October 21, 1993 relating to 6.95% Senior Notes due 2003 (incorporated by reference to Exhibit 4 to Registration Statement on Form S-3, File No. 33-52960)

10(a)            Form of Deferred Compensation Agreement between the Company and John W. Hechinger and Richard England, respectively
                 (incorporated by reference to Exhibit 10 to Registration Statement on Form S-3, File No. 2-98155)

10(b)            Hechinger Company 1982 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.3 to Registration
                 Statement on Form S-8, File No. 33-27134)

10(c)            Hechinger Company Performance Share Plan (incorporated by reference to Exhibit 10(e) to Annual Report on Form
                 10-K for the fiscal year ended February 3, 1990, File No. 0-7214)

10(d)            Stockholders' Agreement, dated as of August 23, 1989, by and between members of the England Family, members of the Hechinger Family and the Company (incorporated by reference to Exhibit 28 (a) to Registration Statement on
                 Form S-4, as filed on October 26, 1989)

10(e)            Hechinger Company 1991 Stock Incentive Plan (incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8, File No. 33-27134)

11               Statement Regarding Computation of Earnings Per Share

13               Annual Report to Stockholders of the Company for the fiscal year ended January 29, 1994, certain portions of which are incorporated by reference herein

22               Subsidiaries of the Registrant

23               Consent of Independent Auditors

 (b) Reports on Form 8-K.

     The Current Report on Form 8-K dated October 15, 1993 was to file Ernst & Young's consent to the reference to that firm under the caption "Experts" in the Prospectus Supplement dated October 21, 1993 for the issuance of Senior Notes.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                    HECHINGER COMPANY
                                                                    -----------------
                                                                    (Registrant)

Date:  April 28, 1994                                        By     /S/ JOHN W. HECHINGER, JR.
                                                                    --------------------------
                                                                    John W. Hechinger, Jr.
                                                                    President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                                               DATE
- - ---------                                -----                                               ----
/S/ JOHN W. HECHINGER                    Chairman of the Board                               April 28, 1994
- - ---------------------                      of Directors
John W. Hechinger

/S/ HERBERT J. BRONER                    Director                                            April 28, 1994
- - ---------------------
Herbert J. Broner

/S/ JOHN W. HECHINGER, JR.               President and Chief Executive                       April 28, 1994
- - --------------------------                 Officer (Principal Executive
John W. Hechinger, Jr.                     Officer) and Director


/S/ S. ROSS HECHINGER                    Senior Vice President-                              April 28, 1994
- - ---------------------                      Corporate Administration
S. Ross Hechinger                          and Director


/S/ ANN D. JORDAN                        Director                                            April 28, 1994
- - -----------------
Ann D. Jordan

/S/ DAVID O. MAXWELL                     Director                                            April 28, 1994
- - --------------------
David O. Maxwell

/S/ W. CLARK MCCLELLAND                  Executive Vice President and                        April 28, 1994
- - -----------------------                    Chief Financial Officer
W. Clark McClelland                        (Principal Financial Officer)
                                           and Director


/S/ ALAN J. ZAKON                        Director                                            April 28, 1994
- - -----------------
Alan J. Zakon

/S/ RICHARD S. GROSS                     Corporate Controller                                April 28, 1994
- - --------------------                       (Principal Accounting Officer)
Richard S. Gross

                       HECHINGER COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED JANUARY 29, 1994

                                    INDEX TO
                             SCHEDULES AND EXHIBITS




                                     DESCRIPTION                                        SEQUENTIALLY
                                     -----------                                       NUMBERED PAGE
                                                                                       -------------
          Schedule I     - Marketable Securities                                          12 - 13

          Schedule V     - Property, Plant & Equipment                                       14

          Schedule VI    - Accumulated Depreciation and Amortization of
                           Property, Plant & Equipment                                       15

          Schedule VIII  - Valuation and Qualifying Accounts                                 16

          Schedule IX    - Short-Term Borrowings                                             17

          Schedule X     - Supplementary Earnings Statement Information                      18

          Exhibit 11     - Statement Regarding Computation of Earnings Per Share             19

          Exhibit 13     - Annual Report to Stockholders for fiscal year ended            20 - 47
                           January 29, 1994

          Exhibit 21     - Subsidiaries of the Registrant                                    48

          Exhibit 23     - Consent of Independent Auditors                                   49

                       HECHINGER COMPANY AND SUBSIDIARIES
                       SCHEDULE I - MARKETABLE SECURITIES
                          YEAR ENDED JANUARY 29, 1994
                                 (in thousands)

                                                                                                                   Amount at which
                                                                                                                  each portfolio of
                                                                                                                   equity security
                                                               Number  of shares                 Market value of   issues and each
                                                               or units-principal                 each issue at    other security
                                                                amounts of bonds     Cost of      Balance Sheet   issue carried in
  Name of issuer and title of each issue                           and notes       each issue         date        the Balance Sheet
  --------------------------------------                        ----------------  -------------  --------------- ------------------
  ALABAMA PUB SCHOOL                                                       1,850         $1,984           $1,994             $1,984
  ANDERSON CTY TEXAS COFFIELD FARM PRISON PROJECT                          1,000          1,005            1,006              1,005
  CALIF ED FOR STAMFORD UNIV                                               2,020          2,245            2,258              2,245
  CALIFORNIA ED FAC REV                                                    1,000          1,113            1,120              1,113
  CALIFORNIA STATE GO                                                      1,780          1,794            1,792              1,794
  CITY & CTY OF DENVER CO GO'S                                             1,500          1,528            1,534              1,528
  CITY OF ARLINGTON TEXAS TARRANT CTY SERIES A GO                          1,035          1,060            1,057              1,060
  CITY OF PITTSBURG PA GO'S                                                1,000          1,000            1,003              1,000
  CLAYTON CTY GEORGIA SCH DIST                                             1,000          1,062            1,064              1,062
  CONNECTICUT CLEAN WATER                                                    900            968              968                968
  COOK COUNTRY ILL GO SER B                                                1,000          1,000              998              1,000
  CORPUS CHRISTI, TEXAS REF GO                                             1,060          1,158            1,159              1,158
  CT COLLINS COLORADO REFUNDING                                            1,220          1,250            1,255              1,250
  D.C. GO'S                                                                2,000          2,192            2,204              2,192
  DADE CTY FLORIDA AVIATION SE                                             1,000          1,008            1,009              1,008
  DALLAS-FT WORTH TX REG AIRPORT                                           2,150          2,148            2,146              2,148
  DELAWARE ECON DEV AUTH REV FOR DEL STATE COLLECT PROJECT                   520            520              522                520
  DELAWARE HEALTH & FACILITY REV MEDICAL CTR OF DELAWARE                   2,000          2,224            2,238              2,224
  FAIRBANKS ALASKA MUNI                                                    1,150          1,236            1,237              1,236
  FLORIDA BOARD OF EDUCATION                                               1,000          1,083            1,043              1,083
  FLORIDA STATE BO OF ED                                                   1,000          1,040            1,088              1,040
  FLORIDA STATE GO'S                                                       1,195          1,196            1,203              1,196
  FT. COLLINS COLORADO                                                     1,545          1,686            1,698              1,686
  FT. COLLINS COLORADO                                                     2,250          2,459            2,477              2,459
  FT. WORTH TEXAS GO'S                                                     1,000          1,003            1,004              1,003
  GEORGIA STATE GO'S                                                       1,000            999            1,000                999
  GEORGIA STATE GO'S                                                       1,400          1,404            1,405              1,404
  GEORGIA STATE GO'S                                                       2,000          2,110            2,126              2,110
  GEORGIA STATE GO'S SERIES B                                              1,190          1,193            1,194              1,193
  GRAND PRAIRIE TEXAS                                                      1,000          1,061            1,063              1,061
  HAMPTON ROADS SANIT DIST, VA                                             1,000          1,000            1,005              1,000
  HARDFORD CTY MARYLAND                                                    1,355          1,376            1,390              1,376
  HARRIS CTY TEXAS FLOOD CONTR                                             1,000          1,013            1,016              1,013
  HOOVER ALABAMA BOARD OF ED                                               1,000          1,000            1,004              1,000
  ILLINOIS STATE GO'S                                                      1,000          1,008            1,010              1,008
  ILLINOIS STATE SALES TAX REV                                             1,000          1,005            1,009              1,005
  INTERMOUNTAIN POWER AGENCY UTAH POWER SUPPLY SERIES B                    1,000          1,000            1,006              1,000
  IPA UTAH                                                                 1,365          1,502            1,506              1,502
  JACKSONVILLE ELEC FLORIDA                                                2,250          2,516            2,529              2,516
  JACKSONVILLE FLORIDA ELECTRIC AUTH ST JOHNS RIVER                        2,450          2,610            2,610              2,610
  KANSAS CTY KANSAS UTIL SYS REV                                             655            683              684                683
  KANSAS DEV FIN AGENCY                                                      425            425              425                425
  KANSAS STATE TURNPIKE                                                      500            529              533                529
  KENTUCKY DEV AUTH                                                        2,000          2,245            2,249              2,245
  KENTUCKY TURNPIKE TOLL RD REV                                              500            531              532                531
  KENTUCKY TURNPIKE TOLL RD REV                                            2,000          2,125            2,130              2,125
  LA DEPT OF WATER & POWER HYDRO ELEC & COAL                               1,940          2,121            2,136              2,121
  LA DEPT OF WATER & POWER HYDRO ELEC & COAL                               1,940          2,121            2,137              2,121
  LA DEWAPS, CALIF                                                           300            299              301                299
  LOUSIANNA STATE SERIES 84-A                                              1,000          1,029            1,031              1,029
  MARYLAND STATE DEPT OF TRANS                                             1,000          1,018            1,019              1,018
  MASSACHUSETTS HEALTH & EDL FAC FOR HARVARD UNIV                          1,480          1,645            1,655              1,645
  MASSACHUSETTS WATER BANS SER A GO OF AUTHORITY                           1,250          1,267            1,270              1,267
  MD HEALTH & HIGHER ED JOHNS HOPKINS                                      1,250          1,377            1,382              1,377
  MESA CTY COLORADO SALE TAX                                               1,000          1,115            1,125              1,115
  MESA CTY COLORADO SALE TAX                                               2,000          2,233            2,250              2,233
  MET GOVTS NASHVILLE DAVIDSON, TENN                                       2,780          2,913            2,921              2,913
  MET TRANS AUTH NEW YORK                                                  1,000          1,051            1,057              1,051
  MICHIGAN STATE HOUSING                                                     500            500              502                500
  MILWAUKEE WISC GO'S                                                      1,100          1,167            1,171              1,167
  MILWAUKEE WISCONSIN GO'S                                                   750            779              779                779
  MISSOURI HEALTH & HIGHER ED                                              1,000          1,000            1,000              1,000
  MISSOURI STATE GO'S                                                      3,770          4,030            4,025              4,030
  MISSOURI STATE HEALTH & ED FACILITIES REV BONDS                            500            505              506                505
  MULTNOMAH CTY OREGON                                                     1,000          1,104            1,112              1,104
  MULTNOMAH CTY OREGON SCHOOL DIST GO'S                                    2,000          2,174            2,178              2,174

                       HECHINGER COMPANY AND SUBSIDIARIES
                       SCHEDULE I - MARKETABLE SECURITIES
                          YEAR ENDED JANUARY 29, 1994
                                 (in thousands)

                                                                                                                  Amount at which
                                                                                                                 each portfolio of
                                                                                                                  equity security
                                                              Number  of shares                 Market value of   issues and each
                                                              or units-principal                 each issue at    other security
                                                               amounts of bonds     Cost of      Balance Sheet   issue carried in
  Name of issuer and title of each issue                          and notes       each issue         date        the Balance Sheet
  --------------------------------------                       ----------------  -------------  --------------- ------------------
  N.C. EASTERN MUNI POWER                                                 2,000         $2,217           $2,218             $2,217
  NEBRASKA INV FIN AUTH SFM                                                 205            205              206                205
  NEVADA STATE GO'S                                                       1,545          1,553            1,556              1,553
  NEW MEXICO STATE SEV TAX                                                1,000          1,006            1,021              1,006
  NY STATE DORM AUTH FOR NYU                                              2,000          2,000            2,008              2,000
  OCEAN CITY, MD GO                                                         605            621              627                621
  OHIO BUILDING FACILITIES                                                1,500          1,645            1,651              1,645
  OHIO STATE GO'S                                                           410            417              418                417
  OREGON GO'S                                                               500            500              503                500
  ORLANDO FLORIDA UTIL WTR/ELEC                                           1,575          1,732            1,743              1,732
  ORLANDO FLORIDA UTILITIES                                               1,500          1,650            1,662              1,650
  PALM BEACH FLORIDA SOLID WASTE                                          2,000          2,268            2,285              2,268
  PHOENIX AZ GO'S                                                         1,000          1,039            1,044              1,039
  PIEDMONT MUNI POWER ELEC S.C.                                           1,500          1,646            1,657              1,646
  PIEDMONT MUNI POWER ELEC S.C.                                           1,500          1,646            1,657              1,646
  PLANO TEXAS LTD TAX GO'S                                                  500            501              502                501
  PROVIDENCE R.I. GO'S                                                      760            789              796                789
  RHODE ISLAND ST GO'S                                                    1,500          1,595            1,604              1,595
  SALT RIVER ARIZONA ELEC SYS RE                                          1,000          1,078            1,080              1,078
  SAN ANTONIO TEXAS                                                       1,000          1,026            1,029              1,026
  SEATTLE LIGHT & POWER                                                   2,000          2,000            1,998              2,000
  SHELBY CTY TENN SCH DIST GO'S                                           1,000          1,019            1,017              1,019
  SOUTH CAROLINA GO'S                                                     1,000          1,018            1,018              1,018
  SOUTH CAROLINA GO'S                                                     1,500          1,500            1,500              1,500
  SOUTH CAROLINA PUB SVC AUTH                                             2,000          2,209            2,223              2,209
  SOUTH COLUMBIA BASIN, WASH                                              1,000          1,096            1,097              1,096
  STAFFORD CTY VIRGINIA WATER                                             1,635          1,635            1,643              1,635
  STATE OF IOWA TRANS SERIES A                                            2,000          2,003            2,007              2,003
  STATE OF MINNESOTA                                                      1,000          1,019            1,022              1,019
  STATE OF NEW MEXICO SEV TAX SERIES C                                    1,000          1,015            1,011              1,015
  TARRANT CTY TEXAS GO'S                                                    500            516              516                516
  TEXAS STATE GO'S                                                        1,000          1,034            1,032              1,034
  TRIBOROUGH BRIDGE & TUNNEL NEW YORK                                     1,000          1,049            1,058              1,049
  UTAH STATE GO'S                                                         1,000          1,011            1,016              1,011
  VINCENNES SCHOOL COMM BLDG                                              1,380          1,531            1,538              1,531
  VIRGINIA STATE SCHOOL AUTH                                                500            517              518                517
  WASHINGTON PUBLIC POWER PROJ 2                                            500            500              503                500
  WASHINGTON STATE GO'S                                                   1,300          1,401            1,410              1,401
  WASHINGTON STATE GO'S                                                   1,500          1,541            1,541              1,541
  WASHINGTON STATE GO'S                                                   1,865          1,861            1,860              1,861
  WASHINGTON SUB SAN DIST                                                 1,000          1,094            1,100              1,094
  WASHINGTON SUB SAN DIST, MD                                             1,085          1,189            1,193              1,189
  WEST KNOXVILLE UTIL DISTR                                               3,000          3,388            3,416              3,388
  WEST VIRGINIA PUB ENERGY AUTH FOR MORGAN TOWN ASSOC PROJ                  200            201              204                201
  WISCONSIN HOUSING & ECON DEV                                              310            310              311                310
  WISCONSIN HSG & ECON DEV SFM                                              220            220              220                220
  WISONSIN STATE GO'S                                                     1,000          1,006            1,010              1,006
  WITCHITA KANSAS GO'S                                                    1,000          1,020            1,024              1,020
                                                                     ----------     ----------       ----------         ----------
      TOTAL STATE AND LOCAL GOVERNMENT BONDS                            142,920        150,779          151,333            150,779
                                                                     ----------     ----------       ----------         ----------

  CORPORATE INCOME FUND UNIT 1ST PFD STK PUT SER                            210            210              302                210
                                                                     ----------     ----------       ----------         ----------
      TOTAL ADJUSTABLE RATE PREFERRED STOCKS                                210            210              302                210
                                                                     ----------     ----------       ----------         ----------


          TOTAL MARKETABLE SECURITIES                                                 $150,989         $151,635           $150,989
                                                                                    ==========       ==========         ==========

                      HECHINGER COMPANY AND SUBSIDIARIES
                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                (in thousands)





                                              Balance at     Additions         Retirements        Other changes -       Balance at
                                              beginning      at cost                              add (deduct) -          end of
  Classification                              of period                                            describe (e)           period
  --------------                             -----------    -----------       -------------       -------------       -------------
  Year ended
  February 1, 1992

    Land                                         $20,300             $0                  $0              $8,845             $29,145
    Buildings                                     57,714              0                   0              23,898              81,612
    Leasehold improvements                        67,401          7,774                 (75)              5,392              80,492
    Furniture, fixtures and equipment            138,952         23,488              (6,228) (a)              0             156,212
    Capital leases                                24,894              0                   0                   0              24,894
    Construction in progress                      29,063         54,897                 (65)            (38,135)             45,760
                                             -----------    -----------         -----------         -----------         -----------

                                                $338,324        $86,159  (b)        ($6,368)                 $0            $418,115
                                             ===========    ===========         ===========         ===========         ===========


  Year ended
  January 30, 1993

    Land                                         $29,145           $733            ($15,400) (c)        $33,679             $48,157
    Buildings                                     81,612              0             (24,817) (c)         47,389             104,184
    Leasehold improvements                        80,492         11,590              (9,590) (d)          5,294              87,786
    Furniture, fixtures and equipment            156,212         34,869              (4,843) (d)          1,588             187,826
    Capital leases                                24,894              0                   0                   0              24,894
    Construction in progress                      45,760         88,311                (702)            (87,950)             45,419
                                             -----------    -----------         -----------         -----------         -----------

                                                $418,115       $135,503  (b)       ($55,352)                 $0            $498,266
                                             ===========    ===========         ===========         ===========         ===========


  Year ended
  January 29, 1994

    Land                                         $48,157         $1,920             ($1,977) (c)        $41,969             $90,069
    Buildings                                    104,184          3,863              (3,396) (c)         42,493             147,144
    Leasehold improvements                        87,786         12,851              (4,403) (d)          3,740              99,974
    Furniture, fixtures and equipment            187,826         41,517             (27,343) (d)              0             202,000
    Capital leases                                24,894         10,093              (1,237)                  0              33,750
    Construction in progress                      45,419        107,758                (552)            (88,202)             64,423
                                             -----------    -----------         -----------         -----------         -----------

                                                $498,266       $178,002  (b)       ($38,908)                 $0            $637,360
                                             ===========    ===========         ===========         ===========         ===========


(a) During the year ended February 1, 1992, the Hechinger Stores Company changed its method of transporting merchandise from its Landover, Maryland distribution facility to its stores, from using its own fleet to utilizing commerial carriers. Dispositions during the year were primarily the result of the Company disposing of this fleet of delivery vehicles.
(b) Substantially all additions represent ordinary expenditures for new stores and store remodeling.
(c)  Sale and leaseback transactions.
(d) Substantially all other retirements were primarily the result of store closings.
(e)  Transfer of construction in progress for assets placed in service.


    Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the various assets, which in general are:

    Classification                        Estimated Useful Life

    Buildings                             Generally 30 to 45 years.
    Leasehold improvements                The term of the lease.  In some longer
                                          term leases, up to 21 years.
    Furniture, fixtures and equipment     5 to 10 years.
    Capital leases                        The term of the lease.

                       HECHINGER COMPANY AND SUBSIDIARIES
                   SCHEDULE VI - ACCUMULATED DEPRECIATION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                 (in thousands)





                                      Balance at       Additions     Retirements        Other changes -         Balance at
                                      beginning       charged to                         add (deduct) -           end of
Description                           of period       costs and                             describe              period
                                                       expenses
- - -----------                          -----------    --------------- -------------        -------------        -------------
Year ended
February 1, 1992

  Buildings                                 $4,838          $2,983              $0                   $0               $7,821
  Leasehold improvements                    25,001           4,778             (35)                   0               29,744
  Furniture, fixtures and equipment         57,460          18,100          (5,059)                   0               70,501
  Capital leases                            11,189             899               0                    0               12,088
                                       -----------     -----------     -----------          -----------          -----------

                                           $98,488         $26,760         ($5,094)                  $0             $120,154
                                       ===========     ===========     ===========          ===========          ===========


Year ended
January 30, 1993

  Buildings                                 $7,821          $3,620           ($781)                  $0              $10,660
  Leasehold improvements                    29,744           7,882          (6,705)                   0               30,921
  Furniture, fixtures and equipment         70,501          19,645          (3,716)                   0               86,430
  Capital leases                            12,088             953               0                    0               13,041
                                       -----------     -----------     -----------          -----------          -----------

                                          $120,154         $32,100        ($11,202)                  $0             $141,052
                                       ===========     ===========     ===========          ===========          ===========


Year ended
January 29, 1994

  Buildings                                $10,660          $4,313            ($38)                  $0              $14,935
  Leasehold improvements                    30,921           8,213          (2,897)                   0               36,237
  Furniture, fixtures and equipment         86,430          22,904         (19,924)                   0               89,410
  Capital leases                            13,041           1,964            (730)                   0               14,275
                                       -----------     -----------     -----------          -----------          -----------

                                          $141,052         $37,394        ($23,589)                  $0             $154,857
                                       ===========     ===========     ===========          ===========          ===========

                      HECHINGER COMPANY AND SUBSIDIARIES
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



                                                Additions -
                               Balance at       Charged to                           Balance
                               beginning        costs and        Deductions -        at end
Description                    of period        expenses         Write-offs         of period
- - -----------                   ------------    -------------    --------------     -------------
Year ended
February 1, 1992


  Allowance for
  doubtful accounts                $2,268            $5,262            $4,777            $2,753
                               ==========        ==========        ==========        ==========

Year ended
January 30, 1993

  Allowance for
  doubtful accounts                $2,753            $2,297            $4,669              $381
                               ==========        ==========        ==========        ==========

Year ended
January 29, 1994

  Allowance for
  doubtful accounts (a)              $381            $1,008            $1,212              $177
                               ==========        ==========        ==========        ==========



(a)  In 1992, the Company sold the entire Hechinger Stores' accounts receivable.

                      HECHINGER COMPANY AND SUBSIDIARIES
                      SCHEDULE IX - SHORT-TERM BORROWINGS
                                 (in thousands)




Category of aggregate           Balance at    Weighted    Maximum amount Average amount    Weighted
short-term borrowings             at end       average      outstanding    outstanding      average
                                of period   interest rate   during the     during the    interest rate
                                                             period         period       during the
                                                                                            period
                                   (a)                                                        (b)
- - ---------------------          ------------ ------------- --------------  -------------  -------------
Year ended
February 1, 1992

  Note payable to bank  (c)             $0             NA         $3,500            $56           6.89%
                                ==========     ==========     ==========     ==========     ==========


Year ended
January 30, 1993

  Note payable to bank  (d)             $0             NA             $0             $0             NA
                                ==========     ==========     ==========     ==========     ==========


Year ended
January 29, 1994

  Note payable to bank  (d)             $0             NA             $0             $0             NA
                                ==========     ==========     ==========     ==========     ==========




Notes:

  (a) At February 1, 1992, January 30, 1993 and January 29, 1994 there were no short-term borrowings.
  (b) The weighted average interest rate during the period was computed by dividing the actual interest expense by average short-term debt outstanding.
  (c) Note payable to bank represents borrowings under a line of credit borrowing arrangement.
  (d) There were no short-term borrowings during the year ended January 30, 1993 and January 29, 1994.

                       HECHINGER COMPANY AND SUBSIDIARIES
           SCHEDULE X - SUPPLEMENTARY EARNINGS STATEMENT INFORMATION
                                 (in thousands)




                                      Year ended                    Year ended                    Year ended
Item                                Jan. 29, 1994                 Jan. 30, 1993                  Feb. 1, 1992
- - ----                                -------------                 -------------                 -------------
Advertising                               $42,659                       $39,331                       $39,710
                                     ============                  ============                  ============

Repairs & Maintenance                     $19,051                       $20,521                       $17,463
                                     ============                  ============                  ============


Amounts for depreciation and amortization of intangible assets, taxes other than payroll and income taxes, and royalties are not presented as such amounts are less than 1% of total sales and revenues.