Form 10-Q
period 1994-04-30
HECHINGER CO
filed 1994-06-13
CIK 46517

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

CHECK ONE

  x    Quarterly report pursuant to Section 13 or 15(d) of the Securities
- - ------ Exchange Act of 1934 for the thirteen weeks ended April 30, 1994 or


       Transition report pursuant to Section 13 or 15(d) of the Securities
- - ------ Exchange Act of 1934




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


    Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of June 7, 1994.

           29,869,948 shares of Class A Common Stock, $.10 par value 12,382,498 shares of Class B Common Stock, $.10 par value





                                    1 of 13

                       HECHINGER COMPANY AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                      THIRTEEN WEEKS ENDED APRIL 30, 1994




DESCRIPTION                                                                PAGE
- - -----------                                                                ----
Part I.     Financial Information:


            Item 1.  Financial Statements                                   3

            Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           3 - 4


Part II.    Other Information:


            Item 6.  Exhibits and Reports on Form 8-K                       5

            Index to Exhibits                                               7


                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

The information called for by this item is hereby incorporated by reference from Exhibits 99(a) - 99(e) of this report.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the sales reported by the Company (in millions):

                                              TOTAL            TOTAL            TOTAL        COMPARABLE
                                              SALES            SALES            SALES       STORE SALES
PERIOD:                               APR. 30, 1994      MAY 1, 1993         INCREASE          INCREASE
- - -------                               -------------      -----------         --------      ------------

Thirteen weeks                               $574.3           $479.1              20%                6%

The sales increases for the thirteen weeks ended April 30, 1994 were primarily due to new stores opened since May 1, 1993.

The following table sets forth the number of stores operated by the Company:

                                          HECHINGER             HOME
                                             STORES         QUARTERS         TRIANGLE             TOTAL
                                        -----------         --------         --------             -----

    As of May 1, 1993                            71               45                6               122

    Second quarter 1993 openings                  -                1                -                 1
    Second quarter 1993 closings                  -               (1)              (2)               (3)

    As of July 31, 1993                          71               45                4               120
    Third quarter 1993 openings                   2                7                -                 9
    Third quarter 1993 closings                  (1)               -               (4)               (5)

    As of October 30, 1993                       72               52                -               124
    Fourth quarter 1993 openings                  -                1                -                 1
    Fourth quarter 1993 closings                  -                -                -                 -

    As of January 30, 1994                       72               53                -               125
    First quarter 1994 openings                   1                3                -                 4
    First quarter 1994 closings                  (1)               -                -                (1)
                                               ----             ----             ----              ----

    As of April 30, 1994                         72               56                -               128
                                               ====             ====             ====              ====

For the thirteen weeks ended April 30, 1994, other income, which consists primarily of interest income, was $.4 million, .1% of sales, compared to $.9 million, .2% of sales, for the corresponding period last year. The decrease was primarily the result of a loss of $.6 million on the sale of an excess parcel of land.

For the thirteen weeks ended April 30, 1994, cost of sales was 78.0% of sales compared to 77.5% of sales for the corresponding period last year. As a percent of sales, the increase was primarily due to a lower gross margin at Hechinger Stores Company this year compared to last year.

For the thirteen weeks ended April 30, 1994, selling, general and administrative expenses were 19.6% of sales compared to 20.6% of sales for the corresponding period last year. The decrease was due to cost reduction efforts at the Hechinger Stores Company and the growing effect of Home Quarters which operates with a lower cost structure. Pre-opening expenses of $3.0 million and $1.3 million are included in selling, general and administrative expenses for the thirteen weeks ended April 30, 1994 and May 1, 1993, respectively.

For the thirteen weeks ended April 30, 1994, interest expense was $7.2 million, 1.3% of sales, compared to $5.3 million, 1.1% of sales, for the corresponding period last year. The increase was the result of the issuance of $100 million of Senior Notes in October 1993.

For the thirteen weeks ended April 30, 1994, the effective tax rate was 34.0% compared to 31.0% for the corresponding period last year. The effective tax rate increase was primarily due to the increase in the Federal income tax rate and increases in state income tax rates. The effective tax rates differ from the statutory tax rate primarily due to the effect of tax credits and tax-free earnings on funds available for investment.

For the thirteen weeks ended, net earnings was $4.6 million, $.11 per share, compared to $3.2 million, $.08 per share, for the same period last year.

In May 1993, Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities, was issued. The Company adopted this statement as of the first quarter of 1994 and is classifying its investments in debt and equity securities as available-for-sale. Under this classification, securities are carried at fair value, with unrealized gains and losses excluded from earnings and instead reported in stockholders' equity until realized. In accordance with SFAS 115, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect of adopting SFAS 115 in the first quarter of 1994 on stockholders' equity was insignificant.

Cash and cash equivalents and marketable securities were $167.9 million as of April 30, 1994 compared to $170.7 million as of January 29, 1994. The increase in cash provided from operations was primarily due to the increase in earnings and higher accounts payables as a percent of inventory. The increase in merchandise inventory is due to new store openings as well as an expected increase in seasonal inventory levels at existing stores. The increase in accounts payable and accrued expenses was primarily due to increases in inventory. The increase in property, furniture and equipment is primarily related to new stores and the remodelling of certain stores.

                                    PART II



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

            EXHIBIT
            NUMBER       DOCUMENT
            ------       --------


            11           Statement Regarding Computation of Earnings Per Share
            99(a)        Consolidated Statements of Operations
            99(b)        Consolidated Balance Sheets
            99(c)        Consolidated Statements of Cash Flows
            99(d)        Consolidated Statement of Stockholders' Equity
            99(e)        Notes to Consolidated Financial Statements

(B)  REPORTS ON FORM 8-K

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  June 10, 1994                            HECHINGER COMPANY
                                                -----------------
                                                Registrant




                                                /S/W. CLARK McCLELLAND
                                                ----------------------------
                                                W. Clark McClelland
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)

                       HECHINGER COMPANY AND SUBSIDIARIES

                               INDEX TO EXHIBITS

                FORM 10-Q FOR THIRTEEN WEEKS ENDED APRIL 30, 1994





EXHIBIT NO.                                                                                       PAGE
- - -----------                                                                                       ----


11          Statement Regarding Computation of Earnings Per Share                                  8
99(a)       Consolidated Statements of Operations                                                  9
99(b)       Consolidated Balance Sheets                                                            10
99(c)       Consolidated Statements of Cash Flows                                                  11
99(d)       Consolidated Statements of Stockholders' Equity                                        12
99(e)       Notes to Consolidated Financial Statements                                             13