Form 10-Q
period 1994-07-30
HECHINGER CO
filed 1994-09-13
CIK 46517

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

CHECK ONE

 x      Quarterly report pursuant to Section 13 or 15(d) of the Securities
- - ---     Exchange Act of 1934 for the thirteen weeks ended July 30, 1994 or

- - ---     Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934



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

             YES       X                             NO
                -------------------                    -------------------


         Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of September 6, 1994.

           30,716,472 shares of Class A Common Stock, $.10 par value 11,590,519 shares of Class B Common Stock, $.10 par value





                                    1 of 15

                       HECHINGER COMPANY AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                       THIRTEEN WEEKS ENDED JULY 30, 1994





DESCRIPTION                                                                                          PAGE
- - -----------                                                                                          ----
Part I.        Financial Information:


               Item 1.  Financial Statements                                                           3

               Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                   3 - 4


Part II.       Other Information:

               Item 4.  Submission of Matters to a Vote of Security Holders                            5

               Item 6.  Exhibits and Reports on Form 8-K                                               5

               Index to Exhibits                                                                       7

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

The information called for by this item is hereby incorporated by reference from Exhibits 99(a) - 99(e) of this report.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the sales reported by the Company (in millions):

                                   TOTAL            TOTAL            TOTAL        COMPARABLE
                                   SALES            SALES            SALES       STORE SALES
PERIOD:                    JULY 30, 1994    JULY 31, 1993         INCREASE          INCREASE
- - -------                    -------------    -------------         --------      ------------
Thirteen weeks                    $708.9           $609.2              16%                1%

Twenty-six weeks                $1,283.2         $1,088.4              18%                3%

The sales increases for the thirteen weeks and twenty-six weeks ended July 30, 1994 were primarily due to new stores opened since July 31, 1993.

The following table sets forth the number of stores operated by the Company:

                                                           HECHINGER             HOME
                                                              STORES         QUARTERS         TRIANGLE             TOTAL
                                                         -----------         --------         --------             -----
                     As of July 31, 1993                          71               45                4               120

                     Third quarter 1993 openings                   2                7                -                 9
                     Third quarter 1993 closings                  (1)               -               (4)               (5)

                     As of October 30, 1993                       72               52                -               124
                     Fourth quarter 1993 openings                  -                1                -                 1
                     Fourth quarter 1993 closings                  -                -                -                 -

                     As of January 29, 1994                       72               53                -               125
                     First quarter 1994 openings                   1                3                -                 4
                     First quarter 1994 closings                  (1)               -                -                (1)

                     As of April 30, 1994                         72               56                -               128
                     Second quarter 1994 openings                  1                2                -                 3
                     Second quarter 1994 closings                 (1)               -                -                (1)
                                                                ----             ----             ----              ----

                     As of July 30, 1994                          72               58                -               130
                                                                ====             ====             ====              ====


For the thirteen weeks ended July 30, 1994, other income, which consists primarily of interest income, was $1.2 million, .2% of sales, compared to $1.3 million, .2% of sales, for the corresponding period last year. For the twenty-six weeks ended July 30, 1994, other income was $1.7 million, .1% of sales, compared to $2.2 million, .2% of sales. The decrease for the twenty-six week period was primarily the result of a loss of $.6 million on the sale of an excess parcel of land during the first quarter.

For the thirteen weeks ended July 30, 1994, cost of sales was 77.3% of sales compared to 77.5% of sales for the corresponding period last year. This decrease was primarily due to a higher gross margin at Home Quarters. For the twenty-six weeks ended July 30, 1994, cost of sales was 77.6% compared to 77.5% for the corresponding period last year.

For the thirteen weeks ended July 30, 1994, selling, general and administrative expenses were 17.2% of sales compared to 17.7% of sales for the corresponding period last year. For the twenty-six weeks ended July 30, 1994, selling, general and administrative expenses were 18.3% compared to 19.0% for the corresponding period last year. The decrease was due to the recent cost reduction efforts at the Hechinger Stores Company and the growing effect of Home Quarters which operates with a lower cost structure. Preopening expenses of $2.0 million and $1.3 million are included in selling, general and administrative expenses for the thirteen weeks ended July 30, 1994 and July 31, 1993, respectively. Pre-opening expenses of $5.0 million and $2.6 million are included in selling, general and administrative expenses for the twenty-six weeks ended July 30, 1994 and July 31, 1993, respectively.

For the thirteen weeks ended July 30, 1994, interest expense was $7.6 million, 1.1% of sales, compared to $5.0 million, .8% of sales, for the corresponding period last year. For the twenty-six weeks ended July 30, 1994, interest expense was $14.8 million, 1.2% of sales, compared to $10.3 million, .9% of sales for the corresponding period last year. The increase was primarily due to the issuance of $100 million of Senior Notes in October 1993.

For the thirteen weeks and twenty-six weeks ended July 30, 1994, the effective tax rate was 34.0% compared to 31.0% for the corresponding periods last year. The effective tax rate increase was primarily due to the increase in the Federal income tax rate and increases in state income tax rates. The effective tax rates differ from the statutory tax rate primarily due to the effect of tax credits and tax-free earnings on funds available for investment.

For the thirteen weeks ended July 30, 1994, net earnings were $21.4 million, $.48 per share, compared to $17.9 million, $.41 per share, for the corresponding period last year. For the twenty-six weeks ended July 30, 1994, net earnings were $26.0 million, $.60 per share, compared to $21.1 million, $.50, per share for the corresponding period last year.

In May 1993, Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities, was issued. The Company adopted this statement as of the first quarter of 1994 and is classifying its investments in marketable securities as available-for-sale. Under this classification, marketable securities are carried at fair value, with unrealized gains and losses excluded from earnings and instead reported in stockholders' equity until realized. In accordance with SFAS 115, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect of adopting SFAS 115 in the first quarter of 1994, as well as the effect as of July 30, 1994 on stockholders' equity were insignificant.

Cash and cash equivalents and marketable securities were $96.7 million as of July 30, 1994 compared to $170.7 million as of January 29, 1994. The decrease in cash and cash equivalents and marketable securities was primarily due to cash required for increases in merchandise inventory and property, furniture and equipment for new stores and remodelling of certain stores. The increase in merchandise inventory is due to increased inventory levels at existing stores in addition to new store openings. The increase in accounts payable and accrued expenses was primarily due to the increase in inventory.

In August 1994, the Company sold 13 stores for approximately $100 million and concurrently leased the properties back for an initial term of 25 years. The leases are renewable at the Company's option for nine additional terms of five years each. The Company has recorded these leases as operating leases.

In August 1994, the Company announced its plans to expand Hechinger Stores subsidiary into Mexico. The Company expects to initially open four stores in Mexico City beginning in late 1995.

                                    PART II



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a).  The Annual Meeting of stockholders was held on June 14, 1994.

(b).  Not applicable.

(c). At such meeting all eight of the nominees for election as directors were elected to hold office until the next Annual Meeting. The votes cast with respect to each nominee for election as a director were as follows:

                         Nominee                                          For                  Abstain
                         John W. Hechinger                        144,966,083                  358,229
                         Herbert J. Broner                        144,971,896                  352,416
                         John W. Hechinger, Jr.                   144,972,044                  352,268
                         S. Ross Hechinger                        144,972,390                  351,922
                         Ann D. Jordan                            144,968,659                  355,653
                         David O. Maxwell                         144,963,959                  360,353
                         W. Clark McClelland                      144,973,459                  350,853
                         Alan J. Zakon                            144,976,422                  347,890

At such meeting the stockholders ratified the appointment of Ernst & Young LLP as the Company's independent accountants for the fiscal year ending January 28, 1995. The votes cast with respect to such matter were as follows:

                         For                                      145,091,381
                         Against                                      132,346
                         Abstain                                      100,585

(d).  Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     EXHIBIT
     NUMBER              DOCUMENT
     -------             --------

     11                  Statement Regarding Computation of Earnings Per Share
     27                  Financial Data Schedule
     99(a)               Consolidated Statements of Operations
     99(b)               Consolidated Balance Sheets
     99(c)               Consolidated Statements of Cash Flows
     99(d)               Consolidated Statement of Stockholders' Equity
     99(e)               Notes to Consolidated Financial Statements

(B)  REPORTS ON FORM 8-K

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  September 12, 1994                                        HECHINGER COMPANY
                                                                 -----------------
                                                                 Registrant




                                                                 /S/W. CLARK McCLELLAND
                                                                 ----------------------
                                                                 W. Clark McClelland
                                                                 Executive Vice President and Chief Financial Officer
                                                                 (Principal Financial Officer)

                       HECHINGER COMPANY AND SUBSIDIARIES

                               INDEX TO EXHIBITS

                FORM 10-Q FOR THIRTEEN WEEKS ENDED JULY 30, 1994





EXHIBIT NO.                                                                                                        PAGE
- - -----------                                                                                                        ----
11                           Statement Regarding Computation of Earnings Per Share                                   8
27                           Financial Data Schedule                                                                 9
99(a)                        Consolidated Statements of Operations                                                  10
99(b)                        Consolidated Balance Sheets                                                            11
99(c)                        Consolidated Statements of Cash Flows                                                  12
99(d)                        Consolidated Statements of Stockholders' Equity                                        13
99(e)                        Notes to Consolidated Financial Statements                                          14 - 15