Form 10-Q
period 1994-10-29
HECHINGER CO
filed 1994-12-13
CIK 46517

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

CHECK ONE

  x    Quarterly report pursuant to Section 13 or 15(d) of the Securities
- - ----   Exchange Act of 1934 for the thirteen weeks ended October 29, 1994 or

       Transition report pursuant to Section 13 or 15(d) of the Securities
- - ----   Exchange Act of 1934



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

            YES     X                               NO
               -----------                            -----------


         Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of December 7, 1994.

           30,793,411 shares of Class A Common Stock, $.10 par value 11,520,330 shares of Class B Common Stock, $.10 par value





                                    1 of 15

                              HECHINGER COMPANY

                              INDEX TO FORM 10-Q
                    THIRTEEN WEEKS ENDED OCTOBER 29, 1994





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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the sales reported by the Company (in millions):

                                                               TOTAL            TOTAL            TOTAL        COMPARABLE
                                                               SALES            SALES            SALES       STORE SALES
PERIOD:                                                OCT. 29, 1994    OCT. 30, 1993         INCREASE          INCREASE
- - -------                                                -------------    -------------         --------      ------------
Thirteen weeks                                                $633.9           $524.3              21%                1%

Thirty-nine weeks                                           $1,917.0         $1,612.6              19%                2%

The sales increases for the thirteen weeks and thirty-nine weeks ended October 29, 1994 were due primarily to new stores opened since October 30, 1993.

The following table sets forth the number of stores operated by the Company:

                                                           HECHINGER             HOME
                                                              STORES         QUARTERS            TOTAL
                                                         -----------         --------            -----
                     As of October 30, 1993                       72               52              124
                     Fourth quarter 1993 openings                  -                1                1
                     Fourth quarter 1993 closings                  -                -                -

                     As of January 29, 1994                       72               53              125
                     First quarter 1994 openings                   1                3                4
                     First quarter 1994 closings                  (1)               -               (1)

                     As of April 30, 1994                         72               56              128
                     Second quarter 1994 openings                  1                2                3
                     Second quarter 1994 closings                 (1)               -               (1)

                     As of July 30, 1994                          72               58              130
                     Third quarter 1994 openings                   -                5                5
                     Third quarter 1994 closings                   -               (2)              (2)
                                                                ----             ----             ----

                     As of October 29, 1994                       72               61              133
                                                                ====             ====             ====

For the thirteen weeks ended October 29, 1994, cost of sales was 78.9% of sales compared to 78.7% of sales for the corresponding period last year. For the thirty-nine weeks ended October 29, 1994, cost of sales was 78.1% compared to 77.9% for the corresponding period last year. The increase was due primarily to a lower gross margin at Hechinger Stores Company this year compared to last year.

For the thirteen weeks ended October 29, 1994, selling, general and administrative expenses were 19.3% of sales compared to 20.3% of sales for the corresponding period last year. These figures include preopening expenses and store relocation expenses of $3.4 million and $1.6 million, respectively, for the thirteen weeks ended October 29, 1994, as compared to preopening expenses of $8.8 million for the corresponding period last year. Excluding these expenses, selling, general and administrative expenses for the thirteen weeks ended October 29, 1994 were 18.5% of sales, as compared to 18.6% of sales for the corresponding period last year.

For the thirty-nine weeks ended October 29, 1994, selling, general and administrative expenses were 18.6% compared to 19.4% for the corresponding period last year. These figures include preopening expenses and store relocation expenses of $8.4 million and $1.6 million, respectively, for the thirty-nine weeks ended October 29, 1994, as compared to preopening expenses of $11.4 million for the corresponding period last year. Excluding these expenses, selling, general and administrative expenses for the thirty-nine weeks ended October 29, 1994 were 18.1% of sales, as compared to 18.7% of sales for the corresponding period last year. This decrease is due primarily to recent cost reduction efforts at Hechinger Stores Company.

For the thirteen weeks ended October 29, 1994, interest expense was $7.4 million, 1.2% of sales, compared to $4.9 million, .9% of sales, for the corresponding period last year. For the thirty-nine weeks ended October 29, 1994, interest expense was $22.2 million, 1.2% of sales, compared to $15.1 million, .9% of sales for the corresponding period last year. The increase was due primarily to the issuance of $100 million of Senior Notes in October 1993.

For the thirteen weeks and thirty-nine weeks ended October 29, 1994, the effective tax rate was 34.0% compared to 31.0% for the corresponding periods last year. The effective tax rate increase was due primarily to the increase in the Federal income tax rate and increases in state income tax rates. The effective tax rates differ from the statutory tax rate primarily due to the effect of tax credits and tax-free earnings on funds available for investment.

For the thirteen weeks and thirty-nine weeks ended October 29, 1994, the high level of competition in certain markets where Home Quarters Warehouse operates (primarily in North and South Carolina markets) has caused operating results in these markets to be lower than the corresponding periods last year and has had a negative impact on the Company's consolidated results.

For the thirteen weeks ended October 29, 1994, net earnings were $3.3 million, $.08 per share, compared to $2.4 million, $.06 per share, for the corresponding period last year. For the thirty-nine weeks ended October 29, 1994, net earnings were $29.3 million, $.69 per share compared to $23.5 million, $.56 per share for the corresponding period last year.

In May 1993, Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities, was issued. The Company adopted this statement as of the first quarter of 1994 and is classifying its investments in marketable securities as available-for-sale. Under this classification, marketable securities are carried at fair value, with unrealized gains and losses excluded from earnings and instead reported in stockholders' equity until realized. In accordance with SFAS 115, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect of adopting SFAS 115 in the first quarter of 1994, as well as the effect as of October 29, 1994 on stockholders' equity was insignificant.

Cash and cash equivalents and marketable securities were $165.9 million as of October 29, 1994 compared to $170.7 million as of January 29, 1994. The increase in merchandise inventory is due to increased inventory levels at existing stores in addition to new store openings. The increase in accounts payable and accrued expenses was due primarily to the increase in inventory. Net expenditures for property, furniture and equipment and other assets were $128.2 million and $105.8 million for the thirty-nine weeks ended
October 29, 1994 and October 30, 1993, respectively. These expenditures are related primarily to the Company's ongoing store expansion and remodelling programs.

In August 1994, the Company sold 13 stores for $99.3 million, net of expenses, and concurrently leased the properties back for an initial term of 25 years. The leases are renewable at the Company's option for nine additional terms of five years each. The Company has recorded these leases as operating leases.

In August 1994, the Company announced plans to expand its Hechinger Stores subsidiary into Mexico. The Company expects to initially open four stores in Mexico City beginning in late 1995.

On September 21, 1994, the Company announced its plans to offer for sale 5 million shares of Class A Common Stock. A Registration Statement relating to these securities was filed with the Securities and Exchange Commission. On October 21, 1994, the Company filed with the Securities and Exchange Commission a request to withdraw the Registration Statement relating to these securities due to a decrease in the market price of the Company's Class A Common Stock. The Securities and Exchange Commission granted such request.

The Company is a party to several pending legal proceedings and claims arising in the ordinary course of business. Although the outcome of such proceedings and claims cannot be determined with certainty, management believes that the final outcome should not have a material adverse effect on the Company's consolidated financial position.

                                    PART II



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

         EXHIBIT
         NUMBER              DOCUMENT
         ------              --------
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

(B)  REPORTS ON FORM 8-K

The Current Report on Form 8-K, dated October 6, 1994, was to file the Company's sales results for the month of September 1994.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  December 13, 1994                                         HECHINGER COMPANY
                                                                 -----------------
                                                                 Registrant




                                                                 /S/W. CLARK McCLELLAND
                                                                 ----------------------
                                                                 W. Clark McClelland
                                                                 Executive Vice President and Chief Financial Officer
                                                                 (Principal Financial Officer)

                               HECHINGER COMPANY

                               INDEX TO EXHIBITS
              FORM 10-Q FOR THIRTEEN WEEKS ENDED OCTOBER 29, 1994





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