Form 10-K405
period 1995-01-28
HECHINGER CO
filed 1995-04-28
CIK 46517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
CHECK ONE
   X   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
- ------
       Act of 1934 for the fiscal year ended January 28, 1995 or

       Transition report pursuant to Section 13 or 15(d) of the Securities
- ------
       Exchange Act of 1934

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

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                       X
                                     -----

State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value is computed by reference to the last sale price of such stock as of April 13, 1995.)
                                  $340,108,586

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of April 13, 1995

           30,827,070 shares of Class A Common Stock, $.10 par value 11,494,528 shares of Class B Common Stock, $.10 par value

                      DOCUMENTS INCORPORATED BY REFERENCE
The following documents are hereby incorporated by reference into Parts II, III and IV of this Form 10-K: (1) Portions of Registrant's Annual Report to Stockholders for the year ended January 28, 1995, as indicated herein. (2) Portions of Registrant's 1995 Proxy Statement to be filed pursuant to Regulation 14A, as indicated herein.

                                     PART I


ITEM  1.  BUSINESS

Hechinger Company (the "Company") is the successor to a business started in 1911 by Sidney L. Hechinger. The Company is a leading specialty retailer providing products and services for the care, repair, remodeling and maintenance of the home and garden. The Company serves the home improvement industry through two operating subsidiaries: Home Quarters Warehouse, Inc., operating 49 stores primarily in the eastern and central parts of the United States; and, Hechinger Stores Company, operating 70 stores primarily in the mid-Atlantic region (store counts as of May 1995).


EXPANSION STRATEGY

The Company is rapidly expanding its Home Quarters Warehouse subsidiary. Home Quarters stores, with their large-scale merchandise presentation, operate under the warehouse format, producing high sales volume by emphasizing low pricing and superior levels of service. Home Quarters stores offer a wide assortment of building materials and home improvement merchandise to do-it- yourselfers and professional contractors in brightly lit, uncluttered facilities containing, on average, approximately 95,000 square feet under roof.

The Company opened a new 115,000 square foot store in Chesapeake, Virginia in July 1993. This store incorporates many new features which the Company believes allows it to increase productivity. New features in a "Chesapeake class" store include: a greenhouse and garden center; design centers staffed with experienced professionals; merchandise installation services; and, a dedicated classroom called "HQ University" for how-to clinics. The "Chesapeake class" store also has a dedicated contractor's desk to handle the special needs of professional contractors and commercial property owners, including its own entrance and loading facility. In addition, the "Chesapeake class" store offers "Kids Quarters", a supervised on-site child care facility for children ages three to eight. As compared to earlier Home Quarters units, a "Chesapeake class" store has approximately 25% more square footage and carries approximately 33% more SKUs . Since July 1993, the Company has opened 19 new "Chesapeake class" stores.

The Company has been converting its Hechinger stores to the Home Project Center format since 1991. The Home Project Center format was developed to capitalize on the traditional strengths of Hechinger Stores Company, which the Company considers to be: strong name awareness among consumers, convenient store locations, and home decor merchandising. This merchandising strength is best exemplified in the Hechinger Home Project Center store located in Laurel, Maryland, which opened in June 1994. Highlights of this store include a large kitchen and bath presentation located in the front of the store and a comprehensive offering of lighting, flooring, wall coverings, paint and other home decor items. In addition, the store offers extensive design services including kitchen, bath and landscaping.

The following tables set forth the number of stores operated by the Company and the aggregate amount of square feet of store space in such stores for the specified periods (excluding the six Triangle Building Center stores which the Company closed in fiscal 1993):

                                                    HECHINGER                    HOME
            NUMBER OF STORES:                        STORES                    QUARTERS
            ----------------                       ----------                  --------
            As of February 1, 1992                        76                        30
            1992 openings                                  3                        14
            1992 closings                                 (4)                       (1)

            As of January 30, 1993                        75                        43
            1993 openings                                  3                        11
            1993 closings                                 (6)                       (1)

            As of January 29, 1994                        72                        53
            1994 openings                                  2                        10
            1994 closings                                 (2)                       (2)

            As of January 28, 1995                        72                        61

            STORE SQUARE FOOTAGE                    HECHINGER                    HOME
            (IN THOUSANDS):                          STORES                    QUARTERS
            --------------------                    ---------                  --------
            As of February 1, 1992                     4,814                     2,563
            1992 openings                                351                     1,226
            1992 closings                               (234)                      (32)

            As of January 30, 1993                     4,931                     3,757
            1993 openings                                270                     1,122
            1993 closings                               (355)                      (85)

            As of January 29, 1994                     4,846                     4,794
            1994 openings                                307                     1,190
            1994 closings                               (109)                     (186)

            As of January 28, 1995                     5,044                     5,798


As announced in January 1995, the Company plans to close 14 Home Quarters stores in the first quarter of 1995 and close eight Hechinger stores in 1995, two of which closed subsequent to January 28, 1995. See Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

In 1995, the Company plans to open approximately 9 new "Chesapeake class" Home Quarters stores, including two relocations, and plans to begin construction on three new Hechinger Home Project Centers which will replace older, smaller units. The precise number will depend upon, among other things, the availability of suitable locations and prevailing economic conditions. In addition, approximately 18 Home Quarters stores and approximately six Hechinger stores are intended to be remodeled.

In August 1994, the Company announced its intention to expand into Mexico. Due to the significant economic crisis in Mexico, the Company has postponed those plans.


PRODUCTS

All of the Company's stores offer for sale a large selection of lumber, building materials, hardware and tools, paint, garden supplies, electrical and plumbing supplies and other items related to the home improvement market.

The following table sets forth the percentage of sales accounted for by merchandise category:

FISCAL YEAR ENDED                      JAN. 28, 1995       JAN. 29, 1994      JAN. 30, 1993
- -----------------                      -------------       -------------      -------------

Lumber and building materials                 27%                 29%                28%
Garden supplies and furniture                 18                  18                 15
Hardware and tools                            12                  13                 12
Electrical supplies and small
 appliances                                   11                  12                 14
Plumbing supplies                             16                  12                 14
Paint                                          9                   9                 10
Housewares                                     7                   7                  7
                                             ---                 ---                ---

Total                                        100%                100%               100%
                                             ===                 ===                ===

Many of the items sold in the Company's stores are nationally advertised, brand name products. The Company also offers some private label items such as garden equipment and supplies, and paint. The Company may add private label items to its merchandise in other areas where there are no major national brands or where management deems it an effective way to meet price competition in a particular product line. The Company believes it has good relationships with its suppliers and does not consider itself dependent upon any single source for its merchandise.


MARKETING

The majority of the Company's sales are to individuals. Employees are trained to help the do-it-yourself customer make his or her purchases and solve technical problems related to home repair, maintenance and improvement work.

The Company employs an advertising program through the regular use of newspaper and direct mail pieces. A " catabook ", which is compact enough to carry along as a shopping reference and serves as an "idea" book with an index and large type prices, is heavily utilized. Advertisements feature the stores' wide selection and values. The Company also employs television and radio advertising where deemed effective. The Company emphasizes competitive pricing with its policy being to meet or beat the regular or sale prices of all major competitors. In addition, the Company offers its customers a liberal return policy.

The Company hosts how-to clinics throughout the year at various stores. At these clinics, trained employees, manufacturers' representatives and, at times, nationally recognized experts, demonstrate products and conduct classes on major home improvement projects.

The Company offers a private label credit card program pursuant to which credit is extended to its customers by a third party financial institution. The Company also accepts Visa, MasterCard and Discover in all stores and American Express in its Home Quarters stores. For the fiscal year ended January 28, 1995 credit card sales accounted for 48% of the Company's total sales.


COMPETITION

The business of the Company is highly competitive. The Company competes in each of its market areas with other home center chains, national chains of general merchandise stores and local hardware stores, some of which have greater financial resources than the Company.

The extent of the Company's competition varies by geographic area. New competitors have entered several of the Company's existing markets and markets targeted for future development, and established competitors are expanding in certain of those markets, which may, in each case, adversely effect the
Company's sales.   In addition, the Company's strategy to maintain competitive pricing in each of its markets may result in lower gross margins as competition intensifies. There can be no assurance that the Company's financial results will not be impacted negatively by existing competition, by the further expansion of competitors into the Company's markets or by the Company's expansion into competitors' markets. See Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion of store closings in certain markets.

The Company believes that it is in a strong competitive position in the majority of its established market areas, reflecting the quality of its trained personnel, breadth and depth of merchandising, pricing, advertising policies and store size, location and condition. The Company believes that its ability to devote substantial capital resources to the operation and expansion of its business will enable it to remain competitive in the industry.


EMPLOYEES

The Company has approximately 20,000 employees, approximately half of whom are employed on a part-time basis. The Company conducts comprehensive employee training programs. These training programs have enabled the Company to promote from within many current store managers and merchandisers. In addition, the Company supplements its work force by recruiting from outside sources. The Company believes its employee relations are satisfactory.


ITEM 2.  PROPERTIES

The Home Quarters Warehouse stores currently average approximately 95,000 square feet under roof and an additional 30,000 square feet of outdoor selling and storage space. More recent Home Quarters Warehouse stores have typically ranged from 109,000 to 118,000 square feet under roof. Hechinger stores currently average approximately 70,000 square feet under roof and an additional 22,000 square feet of outdoor selling and storage space.

The Company currently owns 14 stores and leases the remaining stores. The Company believes that all of its facilities, both owned and leased, are in good condition and well maintained. Expiration dates of the leases range from 1995 to 2023. Almost all leases contain renewal clauses or continue on a year-to-year basis after their respective expiration dates. Eleven of the store sites are leased from an affiliate.

Hechinger stores are serviced, in part, from the Company's modern warehouse and distribution facility in Landover, Maryland, which has approximately 640,000 square feet under roof. In addition, Hechinger has approximately 177,000 square feet of office space in Landover, Maryland. Home Quarters Warehouse stores receive their merchandise directly from their suppliers. Home Quarters Warehouse has approximately 71,000 square feet of office space in Virginia Beach, Virginia.


ITEM 3.  LEGAL PROCEEDINGS.

The Company and its subsidiaries are parties to numerous pending legal proceedings and claims arising in the ordinary course of business, including several suits alleging wrongful employment practices. This includes the following two cases:

1. Robert Miller et al. v. Hechinger Co. et al., U.S. District Court for the District of Md., PJM -94-613, filed March 27, 1994. This case alleges causes of action for discriminatory termination of employment under the Age Discrimination in Employment Act, 29 U.S.C. 621 et seg . (" ADEA ") on behalf of five named plaintiffs. In this action the plaintiffs have also named John
W. Hechinger, Jr. and Gary Mercer as defendants. The five plaintiffs seek to notify other allegedly "similarly situated" former employees of their ability to file consents to join as parties to this litigation under 29 U.S.C. 216(b), incorporated into the ADEA by 29 U.S.C. 626(b). To date, the plaintiffs are seeking unspecified back pay, compensatory damages, reinstatement and front pay, liquidated damages, costs and attorneys' fees. Some 20 to 40 additional former employees are alleged to have filed consents to become parties to this action and discovery regarding these alleged consents is being conducted.
Trial of this case is set to occur within the period September 1996 - November 1996. The Company believes it has meritorious defenses to these claims and will defend itself vigorously.

2. Hudie Fleming et al. v. Hechinger Co. et al., United States District Court for the District of Md., Case No. PJM -94-2967. In this case, 14 named plaintiffs, in a Complaint filed November 11, 1994, seek to represent a class under Federal Rule of Civil Procedure 23 purportedly consisting of all black employees of Hechinger Company from January 1, 1991 through July 1, 1994. The plaintiffs allege race discrimination in violation of 42 U.S.C. 1981 and 1983 and the Thirteenth Amendment. The Complaint also includes a cause of action for intentional infliction of emotional distress. Plaintiffs have named John
W. Hechinger, Jr. and Gary Mercer as individual defendants. The plaintiffs seek back pay, prejudgment interest, compensatory damages, $150 million in punitive damages, costs and attorneys' fees. Discovery relating to whether or not any class should be certified is proceeding, and determinations on these class issues are due to be decided in late Fall 1995. Trial is set to occur within the period September 1996 - November 1996. The Company believes it has meritorious defenses to these claims and will defend itself vigorously.

Although the outcome of such proceedings and claims cannot be determined with certainty, based upon evaluation by legal counsel, management believes that the outcome of such proceedings and claims will not have a material adverse effect on the Company's consolidated financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in its entirety in the Proxy Statement.

The following table sets forth certain information regarding the Company's executive officers as of March 1995:

                                                                                             YEAR FIRST JOINED
NAME AND AGE                               POSITION WITH THE COMPANY                            THE COMPANY
- ------------                               -------------------------                         -----------------

John W. Hechinger, Jr.    (45)    President and Chief Executive Officer since 1990; prior             1972
                                  thereto, President and Chief Operating Officer since 1986


W. Clark McClelland       (56)    Executive Vice President and Chief Financial Officer                1975
                                  since 1993; Senior Vice President-Finance and Chief
                                  Financial Officer since 1986

Kenneth J.  Cort          (53)    President and Chief Executive Officer of Hechinger Stores           1993
                                  Company since 1993; prior thereto, Chief Operating Officer for Ames Department Stores, Inc. since 1991; prior thereto,
                                  Merchandising General Manager for Sears Roebuck & Company
                                  since 1989; prior thereto, Chairman for Alberts Hosiery since
                                  1988

Frank C.  Doczi           (57)    President and Chief Executive Officer of Home Quarters              1988
                                  Warehouse, Inc. since acquired by the Company in 1988

S. Ross Hechinger         (43)    Senior Vice President-Corporate Administration in 1994;             1974
                                  prior thereto, Senior Vice President-Information Systems and
                                  Logistics of Hechinger Stores Company since 1990

Roger K. Wright           (47)    Senior Vice President-Real Estate and Development since             1979
                                  1988

John W. Hechinger Jr. and S. Ross Hechinger are brothers and the sons of John
W. Hechinger, Chairman of the Board of the Company.

Executive officers are elected by the board of directors of the Company at its first meeting held after each Annual Meeting of Stockholders to serve until their successors are chosen and qualified, or as otherwise provided in the Company's By-laws.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Pursuant to General Instruction G(2) of Form 10-K, the information called for by this item is hereby incorporated by reference from page 23 of the Company's Annual Report to Stockholders for the fiscal year ended January 28, 1995.

ITEM 6.  SELECTED FINANCIAL DATA.

Pursuant to General Instruction G(2) of Form 10-K, the information called for by this item is hereby incorporated by reference from page 1 of the Company's Annual Report to Stockholders for the fiscal year ended January 28, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to General Instruction G(2) of Form 10-K, the information called for by this item is hereby incorporated by reference from pages 9 through 11 of the Company's Annual Report to Stockholders for the fiscal year ended January 28, 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Pursuant to General Instruction G(2) of Form 10-K, the information called for by this item is hereby incorporated by reference from pages 12 through 22 of the Company's Annual Report to Stockholders for the fiscal year ended January 28, 1995.

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

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)  The following documents are filed as a part of this Report:

         1. Financial Statements. The following Consolidated Financial Statements of Hechinger Company and subsidiaries are incorporated by reference to the pages indicated in Annual Report to Stockholders for the fiscal year ended January 28, 1995:

                                                                                                  PAGE
                                                                                                  ----
         Consolidated Statements of Operations - Years ended
         January 28, 1995, January 29, 1994 and January 30, 1993                                   12

         Consolidated Balance Sheets - As of January 28, 1995
         and January 29, 1994                                                                      13

         Consolidated Statements of Cash Flows - Years ended
         January 28, 1995, January 29, 1994 and January 30, 1993                                   14

         Consolidated Statements of Stockholders' Equity -
         Years ended January 28, 1995, January 29, 1994 and
         January 30, 1993                                                                          15

         Notes to Consolidated Financial Statements                                              16-22

         2. Financial Statement Schedules. The following consolidated financial statement schedule of Hechinger Company and subsidiaries for the year ended January 28, 1995, January 29, 1994 and January 30, 1993 is filed as a part of this Report and should be read in conjunction with the Consolidated Financial Statements of Hechinger Company:

         Schedule II - Valuation and Qualifying Accounts

Schedules not listed above have been omitted because the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3.  Exhibits.

EXHIBIT NUMBER                             DOCUMENT
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

10(e)            Hechinger Company 1991 Stock Incentive Plan (incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8, File No. 33-27134)

11               Statement Regarding Computation of Earnings Per Share

13               Annual Report to Stockholders of the Company for the fiscal year ended
                 January 28, 1995, certain portions of which are incorporated by reference herein

18               Letter Regarding Change in Accounting Principle

21               Subsidiaries of the Registrant

23               Consent of Independent Auditors

    (b)  Reports on Form 8-K.

         Two Current Reports on Form 8-K: the first dated October 6, 1994 to file a copy of the Company's press release announcing September 1994 sales information; and, the second dated January 11, 1995 to file a copy of the Company's press release announcing the Company's plans to close its stores in certain markets.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HECHINGER COMPANY
                                            (Registrant)


Date:  April  28 , 1995              By     /S/ JOHN W. HECHINGER, JR.
                                            --------------------------
                                            John W. Hechinger, Jr.
                                            President and Chief Executive
                                            Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                                               DATE
- ---------                                -----                                               ----

/S/ JOHN W. HECHINGER                    Chairman of the Board                               April 28, 1995
- ---------------------                      of Directors
John W. Hechinger

/S/ HERBERT J. BRONER                    Director                                            April 28, 1995
- ---------------------
Herbert J. Broner

/S/ JOHN W. HECHINGER, JR.               President and Chief Executive                       April 28, 1995
- --------------------------                 Officer (Principal Executive
John W. Hechinger, Jr.                     Officer) and Director

/S/ S. ROSS HECHINGER                    Senior Vice President-                              April 28, 1995
- ---------------------                      Corporate Administration
S. Ross Hechinger                          and Director

/S/ ANN D. JORDAN                        Director                                            April 28, 1995
- -----------------
Ann D. Jordan

/S/ DAVID O. MAXWELL                     Director                                            April 28, 1995
- --------------------
David O. Maxwell

/S/ W. CLARK MCCLELLAND                  Executive Vice President and                        April 28, 1995
- -----------------------                    Chief Financial Officer
W. Clark McClelland                        (Principal Financial Officer)
                                           and Director

/S/ ALAN J. ZAKON                        Director                                            April 28, 1995
- -----------------
Alan J. Zakon

/S/ RICHARD S. GROSS                     Vice President and Corporate Controller             April 28, 1995
- --------------------                       (Principal Accounting Officer)
Richard S. Gross

                       HECHINGER COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED JANUARY 28, 1995

                                    INDEX TO
                             SCHEDULES AND EXHIBITS



                                     DESCRIPTION                                       SEQUENTIALLY
                                     -----------                                       NUMBERED PAGE
                                                                                       -------------


          Schedule II    - Valuation and Qualifying Accounts                                 14

          Exhibit 11     - Statement Regarding Computation of Earnings Per Share             15

          Exhibit 13     - Annual Report to Stockholders for fiscal year ended            16 - 43
                           January 28, 1995

          Exhibit 18     - Letter Regarding Change in Accounting Principle                   44

          Exhibit 21     - Subsidiaries of the Registrant                                    45

          Exhibit 23     - Consent of Independent Auditors                                   46

SCHEDULE II


                                HECHINGER COMPANY
                        VALUATION AND QUALIFYING ACCOUNTS
                                  (in thousands)

  DESCRIPTION                                   BALANCE AT       ADDITIONS -                         BALANCE AT
                                               BEGINNING OF      CHARGED TO       DEDUCTIONS -      END OF PERIOD
                                                 PERIOD           COSTS AND        WRITE-OFFS
                                                                   EXPENSES
- --------------------                           ------------      -----------      ------------      -------------
Year ended January 30, 1993
  Allowance for doubtful accounts                 $2,753           $2,297            $4,669              $381

Year ended January 29, 1994
 Allowance for doubtful accounts                     381            1,008             1,212               177

Year ended January 28, 1995
  Allowance for doubtful accounts                   $177           $1,499            $1,346              $330

(a)  In 1992, the Company sold the entire Hechinger Stores' accounts receivable.