Form 10-Q
period 1995-04-29
HECHINGER CO
filed 1995-06-13
CIK 46517

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

CHECK ONE

  x      Quarterly report pursuant to Section 13 or 15(d) of the Securities
- -----    Exchange Act of 1934 for the thirteen weeks ended April 29, 1995 or

         Transition report pursuant to Section 13 or 15(d) of the Securities
- -----    Exchange Act of 1934



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

                      YES       X                        NO
                         ---------------                   ---------------


         Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of June 1, 1995.

           30,834,707 shares of Class A Common Stock, $.10 par value 11,489,803 shares of Class B Common Stock, $.10 par value

                               HECHINGER COMPANY

                               INDEX TO FORM 10-Q
                      THIRTEEN WEEKS ENDED APRIL 29, 1995





DESCRIPTION                                                                                             PAGE
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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the sales reported by the Company (in millions):

                                                               TOTAL            TOTAL            TOTAL        COMPARABLE
                                                               SALES            SALES            SALES       STORE SALES
PERIOD                                                 APR. 29, 1995    APR. 30, 1994           CHANGE            CHANGE
- ------                                                 -------------    -------------           ------      ------------
Thirteen weeks                                                $553.2           $574.3             (4)%              (2)%

The sales decrease for the thirteen weeks ended April 29, 1995 was due to 14 Home Quarters stores and two Hechinger stores closed during the first quarter of 1995 as a part of the store closing charge recorded in the fourth quarter of 1994. In addition, weak sales of existing homes and unseasonable weather in the Company's markets adversely impacted sales during the quarter.

The following table sets forth the number of stores operated by the Company:

                                                           HECHINGER             HOME
                                                              STORES         QUARTERS            TOTAL
                                                         -----------         --------            -----
                     As of April 30, 1994                        72               56              128
                     Second quarter 1994 openings                 1                2                3
                     Second quarter 1994 closings                (1)               -               (1)

                     As of July 30, 1994                         72               58              130
                     Third quarter 1994 openings                  -                5                5
                     Third quarter 1994 closings                  -               (2)              (2)

                     As of October 29, 1994                      72               61              133
                     Fourth quarter 1994 openings                 -                -                -
                     Fourth quarter 1994 closings                 -                -                -

                     As of January 28, 1995                      72               61              133
                     First quarter 1995 openings                  -                3                3
                     First quarter 1995 closings                 (2)             (15)             (17)
                                                               ----             ----             ----

                     As of April 29, 1995                        70                49              119
                                                               ====              ====             ====


For the thirteen weeks ended April 29, 1995, other income, which consists primarily of interest income, was $1.0 million, .2% of sales, compared to $0.4 million, .1% of sales, for the corresponding period last year. The increase was primarily the result of a loss of $0.6 million on the sale of an excess parcel of land during the first quarter of last year.

For the thirteen weeks ended April 29, 1995, cost of sales was 78.4% of sales compared to 78.0% of sales for the corresponding period last year. Distribution, buying and occupancy expenses are included in cost of sales and are comprised substantially of fixed costs. The increase in cost of sales is due primarily to higher distribution, buying and occupancy expenses as a percent to sales, which was caused by lower sales this year compared to last year.

For the thirteen weeks ended April 29, 1995, selling, general and administrative expenses were 20.1% of sales compared to 19.6% of sales for the corresponding period last year. These figures include preopening expenses of $2.7 million for the thirteen weeks ended April 29, 1995 and $3.0 million for the corresponding period last year. Excluding these expenses, selling, general and administrative expenses for the thirteen weeks ended April 29, 1995 were 19.6% of sales, as compared to 19.0% of sales for the corresponding period last year. This increase is due primarily to lower sales this year compared to last year.

For the thirteen weeks ended April 29, 1995, interest expense was $7.3 million, 1.3% of sales, compared to $7.2 million, 1.3% of sales, for the corresponding period last year.

For the thirteen weeks ended April 29, 1995, the effective tax rate was 37.0% compared to 34.0% for the corresponding period last year. The effective tax rate increase was due primarily to the increase in state taxes and expiration of the Targeted Jobs Tax Credit program as of December 1994. The effective tax rates differ from the statutory Federal tax rate due primarily to the effect of tax credits, tax-free earnings on funds available for investment and state taxes.

For the thirteen weeks ended April 29, 1995, net earnings were $1.2 million, $.03 per share, compared to $4.6 million, $.11 per share, for the corresponding period last year.

As of April 29, 1995, 14 Home Quarters stores and two Hechinger stores have been closed as a part of the store closing plan announced in the fourth quarter of 1994. As of April 29, 1995, $23.2 million has been recorded against the $61.9 million store closing reserve. The main components of the charges were as follows:

1)  losses on liquidation of inventories totaling $9.5 million;

2) losses on disposal of furniture, fixtures, equipment and other assets totaling $10.7 million;

3) cash expenditures for carrying costs of the stores vacated, including rents, utilities and other expenses subsequent to the store closing of $1.5 million; and

4) cash expenditures for employee termination costs of $1.5 million, including severance pay and related benefits.

In accordance with the Company's original plan, the remaining six Hechinger stores are scheduled to close during the second and third quarters of 1995. Management believes that the remaining reserve is adequate to cover future losses and cash expenditures in completing this store closing plan. Of the total remaining accrual of $38.7 million, $30.5 million has been recorded as a current liability as of April 29, 1995.

Cash and cash equivalents and marketable securities were $127.4 million as of April 29, 1995 compared to $95.2 million as of January 28, 1995. The increase in cash provided from operations was due primarily to the increase in accounts payable and accrued expenses, net of the increase in inventory, compared to the corresponding period last year. The increase in merchandise inventories is primarily due to the normal inventory build-up that occurs during the spring selling season and increased inventory levels at existing stores as a result of lower than planned sales in the first quarter of this year. The increase in inventories was not as large as compared to prior periods due to the liquidation of inventories in the stores closed in the first quarter of 1995. The increase in accounts payable and accrued expenses was due to a combination of an unusually low accounts payable balance at January 28, 1995 and the increase in inventory levels at April 29, 1995. Net expenditures for property, furniture and equipment and other assets were $29.7 million and $34.7 million for the thirteen weeks ended April 29, 1995 and April 30, 1994, respectively. These expenditures are related primarily to the Company's ongoing store expansion and remodeling programs.

The Company is a party to numerous legal proceedings and claims arising in the ordinary course of business, including several suits alleging wrongful employment practices. Although the outcome of such proceedings and claims cannot be determined with certainty, based upon evaluation by legal counsel, management believes that the outcome of such proceedings and claims will not have a material adverse effect on the Company's consolidated financial position.

                                    PART II



ITEM 1.  LEGAL PROCEEDINGS

On March 17, 1995, an action was filed against the Company and one of its senior vice-presidents by a former employee (Circuit Court for Prince George's County, Maryland, Case No. CAL 95-04532). In this case, plaintiff asserts harassment-related claims against such senior vice-president. Plaintiff also asserts that the Company was negligent in hiring and retaining such senior vice-president, and that it interfered with plaintiff's subsequent employment. Plaintiff seeks $20 million in compensatory and punitive damages, among other relief. The Company and such senior vice-president believe they have meritorious defenses, and will defend this lawsuit vigorously. They filed a motion to dismiss all counts in the Complaint on May 18, 1995.


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




Date:  June 13, 1995                                             HECHINGER COMPANY
                                                                 -----------------
                                                                 Registrant




                                                                 /S/W. CLARK McCLELLAND
                                                                 ----------------------
                                                                 W. Clark McClelland
                                                                 Executive Vice President and Chief Financial Officer
                                                                 (Principal Financial Officer)

                               HECHINGER COMPANY

                               INDEX TO EXHIBITS
               FORM 10-Q FOR THIRTEEN WEEKS ENDED APRIL 29, 1995





EXHIBIT NO.                                                                                                     PAGE
- -----------                                                                                                     ----
11                           Statement Regarding Computation of Earnings Per Share
27                           Financial Data Schedule
99(a)                        Consolidated Statements of Operations
99(b)                        Consolidated Balance Sheets
99(c)                        Consolidated Statements of Cash Flows
99(d)                        Consolidated Statements of Stockholders' Equity
99(e)                        Notes to Consolidated Financial Statements