Form 10-Q
period 1995-07-29
HECHINGER CO
filed 1995-09-12
CIK 46517

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

CHECK ONE

  x      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934 for the thirteen weeks ended July 29, 1995 or

         Transition report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934



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


     Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of September 7, 1995.

          30,856,248 shares of Class A Common Stock, $.10 par value 11,468,262 shares of Class B Common Stock, $.10 par value





                                   1 of 16

                               HECHINGER COMPANY

                               INDEX TO FORM 10-Q
                       THIRTEEN WEEKS ENDED JULY 29, 1995





DESCRIPTION                                                                                                        PAGE
-----------                                                                                                        ----
Part I.                      Financial Information:


                             Item 1.  Financial Statements                                                           3

                             Item 2.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                                                   3 - 5


Part II.                     Other Information:

                             Item 1.  Legal Proceedings                                                              6

                             Item 4.  Submission of Matters to a Vote of Security Holders                            6

                             Item 6.  Exhibits and Reports on Form 8-K                                               7

                             Index to Exhibits                                                                       9

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

The information called for by this item is hereby incorporated by reference from Exhibits 99(a) - 99(e) of this report.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the sales reported by the Company (in millions):

                                                               TOTAL            TOTAL            TOTAL        COMPARABLE
                                                               SALES            SALES            SALES       STORE SALES
PERIOD                                                 JULY 29, 1995    JULY 30, 1994           CHANGE            CHANGE
------                                                 -------------    -------------           ------        ----------
Thirteen weeks                                                $648.6           $708.9             (8)%             (7)%

Twenty-six weeks                                            $1,201.8         $1,283.2             (6)%             (5)%


The sales decreases for the thirteen weeks and twenty-six weeks ended July 29, 1995 were due to 14 Home Quarters stores and eight Hechinger stores that have closed as a part of the store closing plan announced in the fourth quarter of 1994. In addition, weak sales of existing homes and unseasonable weather in the Company's markets, decline in lumber prices and increased competition have adversely impacted sales during the periods.

The following table sets forth the number of stores operated by the Company:

                                      HECHINGER             HOME
                                         STORES         QUARTERS            TOTAL
                                      ---------         --------            -----
As of July 30, 1994                          72               58             130
Third quarter 1994 openings                  -                 5               5
Third quarter 1994 closings                  -                (2)             (2)

As of October 29, 1994                       72               61              133
Fourth quarter 1994 openings                 -                -                -
Fourth quarter 1994 closings                 -                -                -

As of January 28, 1995                       72               61              133
First quarter 1995 openings                  -                 3                3
First quarter 1995 closings                  (2)             (15)             (17)

As of April 29, 1995                         70               49              119
Second quarter 1995 openings                 -                 2                2
Second quarter 1995 closings                 (6)              (1)              (7)
                                             --               --              ---
As of July 29, 1995                          64               50              114
                                             ==               ==              ===

For the thirteen weeks ended July 29, 1995, cost of sales was 78.6% of sales compared to 77.3% of sales for the corresponding period last year. For the twenty-six weeks ended July 29, 1995, cost of sales was 78.5% compared to 77.6% for the corresponding period last year. Distribution, buying and occupancy expenses are included in cost of sales and are comprised substantially of fixed costs. The increases in cost of sales are due primarily to higher distribution, buying and occupancy expenses as a percent to sales, which was caused by lower sales this year compared to last year.

For the thirteen weeks ended July 29, 1995, selling, general and administrative expenses were 18.1% of sales compared to 17.2% of sales for the corresponding period last year. These figures include preopening expenses of $2.5 million for the thirteen weeks ended July 29, 1995, compared to $2.0 million for the corresponding period last year. Excluding these expenses, selling, general and administrative expenses for the thirteen weeks ended July 29, 1995 were 17.7% of sales, as compared to 17.0% of sales for the corresponding period last year. For the twenty-six weeks ended July 29, 1995, selling, general and administrative expenses were 19.0% compared to 18.3% for the corresponding period last year. These figures include preopening expenses of $5.2 million for the twenty-six weeks ended July 29, 1995, compared to $5.0 million for the corresponding period last year. Excluding these expenses, selling, general and administrative expenses for the twenty-six weeks ended July 29, 1995 were 18.6% of sales, as compared to 17.9% of sales for the corresponding period last year. The increases, excluding preopening expenses, were due primarily to less leverage of selling, general and administrative expenses as a result of lower sales this year compared to last year.

For the thirteen weeks ended July 29, 1995, interest expense was $7.8 million, 1.2% of sales, compared to $7.6 million, 1.1% of sales, for the corresponding period last year. For the twenty-six weeks ended July 29, 1995, interest expense was $15.1 million, 1.3% of sales, compared to $14.8 million, 1.2% of sales, for the corresponding period last year.

For the thirteen weeks and twenty-six weeks ended July 29, 1995, the effective tax rate was 37.0% compared to 34.0% for the corresponding periods last year. The effective tax rate increase was due primarily to the increase in state taxes and expiration of the Targeted Jobs Tax Credit program as of December 1994. The effective tax rates differ from the statutory Federal tax rate due primarily to the effect of tax credits, tax-free earnings on funds available for investment and state taxes.

For the thirteen weeks ended July 29, 1995, net earnings were $9.1 million, $.22 per share, compared to $21.4 million, $.48 per share, for the corresponding period last year. For the twenty-six weeks ended July 29, 1995, net earnings were $10.3 million, $.24 per share, compared to $26.0 million, $.60 per share, for the corresponding period last year.

As of July 29, 1995, 14 Home Quarters stores and eight Hechinger stores have been closed as a part of the store closing plan announced in the fourth quarter of 1994. As of July 29, 1995, $28.2 million has been recorded against the $61.9 million store closing reserve. The main components of the charges were as follows:

1)   losses on liquidation of inventories totaling $11.8 million;

2) losses on disposal of furniture, fixtures, equipment and other assets totaling $10.4 million;

3) cash expenditures for carrying costs of the stores vacated, including rents, utilities and other expenses subsequent to the store closing of $3.6 million; and

4) cash expenditures for employee termination costs of $2.4 million, including severance pay and related benefits.

Management believes that the remaining reserve is adequate to cover future losses and cash expenditures in completing this store closing plan. Of the total remaining accrual of $33.7 million, $25.5 million has been recorded as a current liability as of July 29, 1995.

Cash and cash equivalents and marketable securities were $99.0 million as of July 29, 1995 compared to $95.2 million as of January 28, 1995. The increase in cash provided from operations was due primarily to the decrease in inventories. The decrease in inventories is a result of a net decrease of 19 stores in operation since January 28, 1995. The increase in accounts payable and accrued expenses was less compared to the same period last year due to an unusually low accounts payable balance at January 28, 1995. Net expenditures for property, furniture and equipment and other assets were $65.9 million for the twenty-six weeks ended July 29, 1995 and $81.2 million for the corresponding period last year. These expenditures are related primarily to the Company's ongoing store expansion and remodeling programs.

In August, 1995, the Company announced plans to combine its Hechinger Stores and Home Quarters Warehouse operations under one management team. As a result of these actions, the Company expects to record a charge of approximately $20 to $25 million (pre-tax) in the fourth quarter of 1995. The charge will cover costs of severance, the write-off of certain assets, and other related costs.

In August, 1995, several suits alleging wrongful employment practices were settled and dismissed. The Company does not anticipate that the settlement, net of expected insurance recoveries, will have a material adverse effect on the Company's consolidated financial position.

The Company is a party to other legal proceedings and claims arising in the ordinary course of business. Although the outcome of such proceedings and claims cannot be determined with certainty, based upon evaluation by legal counsel, management believes that the outcome of such proceedings and claims will not have a material adverse effect on the Company's consolidated financial position.

                                    PART II


ITEM 1.  LEGAL PROCEEDINGS

On August 11, 1995, the United States District Court for the District of Maryland approved the settlement and dismissal of litigations brought by former Hechinger employees alleging unlawful age and race bias on the part of the Company. The suits settled and dismissed include Robert Miller et al. v. Hechinger Co. et al. and Hudie Fleming et al. v. Hechinger Co. et al. as previously described in the Company's Form 10-K dated January 28, 1995. The settlement expressly recognizes that the Company and the individual executives named in the lawsuits specifically deny any wrongdoing. The Company does not anticipate that the settlement, net of expected insurance recoveries, will have a material adverse effect on the Company's consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a).  The Annual Meeting of stockholders was held on June 13, 1995.

(b).  Not applicable.

(c). At such meeting all eight of the nominees for election as directors were elected to hold office until the next Annual Meeting. The votes cast with respect to each nominee for election as a director were as follows:

     Nominee                                                                For                       Abstain
     John W. Hechinger                                              135,491,777                       374,902
     Herbert J. Broner                                              135,497,777                       368,902
     John W. Hechinger, Jr.                                         135,485,256                       381,423
     S. Ross Hechinger                                              135,492,211                       374,468
     Ann D. Jordan                                                  135,495,640                       371,039
     David O. Maxwell                                               135,498,259                       368,420
     W. Clark McClelland                                            135,499,109                       367,570
     Alan J. Zakon                                                  135,498,366                       368,313

At such meeting the stockholders ratified the appointment of Ernst & Young LLP as the Company's independent accountants for the fiscal year ending February 3, 1996. The votes cast with respect to such matter were as follows:

     For                                                            135,638,181
     Against                                                            137,157
     Abstain                                                             91,341

At such meeting the stockholders approved the amendment to the Company's 1991 Stock Incentive Plan. The votes cast with respect to such matter were as follows:

     For                                                            122,123,976
     Against                                                         13,400,135
     Abstain                                                            342,568

(d).  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

         EXHIBIT
         NUMBER              DOCUMENT
         -------             --------
         11                  Statement Regarding Computation of Earnings Per Share
         99(a)               Consolidated Statements of Operations
         99(b)               Consolidated Balance Sheets
         99(c)               Consolidated Statements of Cash Flows
         99(d)               Consolidated Statement of Stockholders' Equity
         99(e)               Notes to Consolidated Financial Statements
         27                  Financial Data Schedule

(b)  REPORTS ON FORM 8-K

The Company filed a current report on Form 8-K dated August 23, 1995, containing the Company's press release announcing its plans to combine its Hechinger Stores and Home Quarters Warehouse operations under one management team.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




September 12, 1995         HECHINGER COMPANY
                           -----------------
                           Registrant




                           /S/W. CLARK McCLELLAND
                           ----------------------
                           W. Clark McClelland
                           Executive Vice President and Chief Financial Officer (Principal Financial Officer)

                               HECHINGER COMPANY

                               INDEX TO EXHIBITS
        FORM 10-Q FOR THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 29, 1995





EXHIBIT NO.                                                                                                        PAGE
-----------                                                                                                        ----
11                           Statement Regarding Computation of Earnings Per Share
99(a)                        Consolidated Statements of Operations
99(b)                        Consolidated Balance Sheets
99(c)                        Consolidated Statements of Cash Flows
99(d)                        Consolidated Statements of Stockholders' Equity
99(e)                        Notes to Consolidated Financial Statements
27                           Financial Data Schedule