Form 10-Q
period 1995-10-28
HECHINGER CO
filed 1995-12-12
CIK 46517

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

CHECK ONE

 x      Quarterly report pursuant to Section 13 or 15(d) of the Securities
----    Exchange Act of 1934for the thirteen weeks ended October 28, 1995 or

---- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



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


         Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of December 4, 1995.

           30,867,748 shares of Class A Common Stock, $.10 par value 11,456,762 shares of Class B Common Stock, $.10 par value





                                    1 of 15

                               HECHINGER COMPANY

                               INDEX TO FORM 10-Q
                     THIRTEEN WEEKS ENDED OCTOBER 28, 1995





DESCRIPTION                                                                                                        PAGE
-----------                                                                                                        ----
Part I.                      Financial Information:


                             Item 1.  Financial Statements                                                           3

                             Item 2.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                                                   3 - 5


Part II.                     Other Information:


                             Item 6.  Exhibits and Reports on Form 8-K                                               6

                             Index to Exhibits                                                                       8


                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

The information called for by this item is hereby incorporated by reference from Exhibits 99(a) - 99(e) of this report.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the sales reported by the Company (in millions):

                                                               TOTAL            TOTAL            TOTAL        COMPARABLE
                                                               SALES            SALES            SALES       STORE SALES
PERIOD                                                 OCT. 28, 1995    OCT. 29, 1994           CHANGE            CHANGE
------                                                 -------------    -------------           ------      ------------
Thirteen weeks                                                $549.2           $633.9            (13)%             (13)%

Thirty-nine weeks                                           $1,751.0         $1,917.0             (9)%              (8)%


The sales decreases for the thirteen weeks and thirty-nine weeks ended October 28, 1995 were due primarily to 14 Home Quarters stores and eight Hechinger stores that have closed as a part of the store closing plan announced in the fourth quarter of 1994. In addition, weak sales of existing homes, unseasonable weather in the Company's markets, declines in lumber prices and increased competition have adversely impacted sales during the periods.

The following table sets forth the number of stores operated by the Company:

                                                           HECHINGER             HOME
                                                              STORES         QUARTERS            TOTAL
                                                              ------         --------            -----
                     As of October 29, 1994                       72               61             133
                     Fourth quarter 1994 openings                 -                -                -
                     Fourth quarter 1994 closings                 -                -                -

                     As of January 28, 1995                       72               61              133
                     First quarter 1995 openings                  -                 3                3
                     First quarter 1995 closings                  (2)             (15)             (17)

                     As of April 29, 1995                         70               49              119
                     Second quarter 1995 openings                 -                 2                2
                     Second quarter 1995 closings                 (6)              (1)              (7)

                     As of July 29, 1995                          64               50              114
                     Third quarter 1995 openings                   1                4                5
                     Third quarter 1995 closings                  (1)              -                (1)
                                                                  ---             ---               ---

                     As of October 28, 1995                       64               54              118
                                                                  ==               ==              ===

For the thirteen weeks ended October 28, 1995, cost of sales was 81.1% of sales compared to 78.9% of sales for the corresponding period last year. For the thirty-nine weeks ended October 28, 1995, cost of sales was 79.3% compared to 78.1% for the corresponding period last year. Distribution, buying and occupancy expenses are included in cost of sales and are comprised substantially of fixed costs. The increases in cost of sales are due primarily to higher distribution, buying and occupancy expenses as a percent to sales, which was caused by lower sales this year compared to last year.

For the thirteen weeks ended October 28, 1995, selling, general and administrative expenses were 19.4% of sales compared to 19.3% of sales for the corresponding period last year. These figures include preopening expenses of $2.3 million for the thirteen weeks ended October 28, 1995, compared to $3.4 million for the corresponding period last year. Excluding these expenses, selling, general and administrative expenses for the thirteen weeks ended October 28, 1995 were 19.0% of sales, as compared to 18.8% of sales for the corresponding period last year. For the thirty-nine weeks ended October 28, 1995, selling, general and administrative expenses were 19.1% compared to 18.6% for the corresponding period last year. These figures include preopening expenses of $7.5 million for the thirty-nine weeks ended October 28, 1995, compared to $8.4 million for the corresponding period last year. Excluding these expenses, selling, general and administrative expenses for the thirty-nine weeks ended October 28, 1995 were 18.7% of sales, as compared to 18.2% of sales for the corresponding period last year. The increases, excluding preopening expenses, were due primarily to less leverage of selling, general and administrative expenses as a result of lower sales this year compared to last year.

For the thirteen weeks ended October 28, 1995, interest expense was $8.2 million, 1.5% of sales, compared to $7.4 million, 1.2% of sales, for the corresponding period last year. For the thirty-nine weeks ended October 28, 1995, interest expense was $23.3 million, 1.3% of sales, compared to $22.2 million, 1.2% of sales, for the corresponding period last year. The increases were due primarily to lower interest capitalized on construction-in-progress.

For the thirteen weeks and thirty-nine weeks ended October 28, 1995, the effective tax rate was 37.0% compared to 34.0% for the corresponding periods last year. The effective tax rate increase was due primarily to an increase in state taxes and expiration of the Targeted Jobs Tax Credit program as of December 1994. The effective tax rates differ from the statutory Federal tax rate due primarily to the effect of tax credits, tax-free earnings on funds available for investment and state taxes.

For the thirteen weeks ended October 28, 1995, the net loss was $6.4 million, $.15 per share, compared to net earnings of $3.3 million, $.08 per share, for the corresponding period last year. For the thirty-nine weeks ended October 28, 1995, net earnings were $3.9 million, $.09 per share, compared to $29.3 million, $.69 per share, for the corresponding period last year.

As of October 28, 1995, 14 Home Quarters stores and eight Hechinger stores have been closed as a part of the store closing plan announced in the fourth quarter of 1994. As of October 28, 1995, $32.9 million has been recorded against the $61.9 million store closing reserve. The main components of the charges were as follows:

1)   losses on liquidation of inventories totaling $13.0 million;
2) losses on disposal of furniture, fixtures, equipment and other assets totaling $11.4 million;
3) cash expenditures for carrying costs of the stores vacated, including rents, utilities and other expenses subsequent to the store closing of $6.1 million; and
4) cash expenditures for employee termination costs of $2.4 million, including severance pay and related benefits.

Management believes that the remaining reserve is adequate to cover future losses and cash expenditures in completing this store closing plan. Of the total remaining accrual of $29.0 million, $20.8 million has been recorded as a current liability as of October 28, 1995.

Cash and cash equivalents and marketable securities were $62.0 million as of October 28, 1995, compared to $95.2 million as of January 28, 1995. The increase in merchandise inventory is due to increased inventory levels at existing stores in addition to new store openings. The increase in accounts payable and accrued expenses was due to the increase in inventory and an
unusually low accounts payable balance at January 28, 1995.   Net expenditures
for property, furniture and equipment and other assets were $88.5 million for the thirty-nine weeks ended October 28, 1995 and $128.2 million for the corresponding period last year. These expenditures are related primarily to the Company's store expansion and remodeling programs.

The Company is a party to legal proceedings and claims arising in the ordinary course of business. Although the outcome of such proceedings and claims cannot be determined with certainty, management believes that the outcome of such proceedings and claims will not have a material adverse effect on the Company's consolidated financial position.

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



Date:  December 12, 1995                                         HECHINGER COMPANY
                                                                 -----------------
                                                                 Registrant



                                                                 /s/W. CLARK McCLELLAND
                                                                 ----------------------
                                                                 W. Clark McClelland
                                                                 Executive Vice President and
                                                                 Chief Financial Officer
                                                                 (Principal Financial Officer)

                               HECHINGER COMPANY

                               INDEX TO EXHIBITS
      FORM 10-Q FOR THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 28, 1995





EXHIBIT NO.                                                                                                        PAGE
-----------                                                                                                        ----

11                           Statement Regarding Computation of Earnings Per Share                                  9
99(a)                        Consolidated Statements of Operations                                                 10
99(b)                        Consolidated Balance Sheets                                                           11
99(c)                        Consolidated Statements of Cash Flows                                                 12
99(d)                        Consolidated Statements of Stockholders' Equity                                       13
99(e)                        Notes to Consolidated Financial Statements                                         14 - 15