Form 10-K405
period 1996-02-03
HECHINGER CO
filed 1996-05-03
CIK 46517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

CHECK ONE
 X     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
- ---    Act of 1934 for the fiscal year ended February 3, 1996 or

       Transition report pursuant to Section 13 or 15(d) of the Securities
- ---    Exchange Act of 1934


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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                      CLASS A COMMON STOCK, $.10 PAR VALUE
                      CLASS B COMMON STOCK, $.10 PAR VALUE
              5-1/2% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2012

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




                                    1 of 49

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                       X
                                     -----

State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value is computed by reference to the last sale price of such stock as of April 11, 1996.)

                                  $113,407,329

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of April 11, 1996

           31,084,293 shares of Class A Common Stock, $.10 par value 11,186,395 shares of Class B Common Stock, $.10 par value


                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are hereby incorporated by reference into Parts II, III and IV of this Form 10-K: (1) Portions of Registrant's Annual Report to Stockholders for the year ended February 3, 1996 as indicated herein. (2) Portions of Registrant's 1996 Proxy Statement to be filed pursuant to Regulation 14A, as indicated herein.

                                     PART I


ITEM 1.  BUSINESS

Hechinger Company (the "Company") is the successor to a business started in 1911 by Sidney L. Hechinger. The Company is a leading specialty retailer providing products and services for the care, repair, remodeling and maintenance of the home and garden. The Company operates 118 stores under the Hechinger ("Hechinger") and Home Quarters Warehouse ("Home Quarters") names. The 64 Hechinger stores are primarily located in the Mid-Atlantic region; and the 54 Home Quarters stores are primarily located in the Southeastern, Northeastern and Midwestern parts of the United States.

Home Quarters stores, with their large-scale merchandise presentation, operate under the warehouse format, producing high sales volume by emphasizing low pricing and superior levels of service. Home Quarters stores offer a wide assortment of building materials and home improvement merchandise to do-it-yourselfers and professional contractors in brightly lit, uncluttered facilities containing, on average, approximately 101,000 square feet under roof. The Company opened a 115,000 square foot store in Chesapeake, Virginia in July 1993. This store incorporates many new features which the Company believes allows it to increase productivity and to maintain and improve its competitive position within the industry. Since July 1993, the Company has opened 27 new "Chesapeake class" stores.

A "Chesapeake class" store incorporates, among other things, a greenhouse and garden center, design centers staffed with experienced professionals, merchandise installation services and a dedicated classroom called "HQ University" for how-to clinics. The "Chesapeake class" store also has a dedicated contractor's desk to handle the special needs of professional contractors and commercial property owners, including its own entrance and loading facility. As compared to earlier Home Quarters stores, a "Chesapeake class" store has approximately 25% more square footage.

The Company has been converting its Hechinger stores to the Home Project Center format since 1991. The Home Project Center format was developed to capitalize on the traditional strengths of Hechinger stores, which the Company considers to be: strong name awareness among consumers, convenient store locations, and home decor merchandising. This merchandising strength is best exemplified in the Hechinger Home Project Center store located in Laurel, Maryland, which opened in June 1994. Highlights of this store include a large kitchen and bath presentation located in the front of the store and a comprehensive offering of lighting, flooring, wall coverings, paint and other home decor items. In addition, the store offers extensive design services including kitchen, bath and landscaping.

The following tables set forth the number of stores operated by the Company and the aggregate amount of square feet of store space under roof in such stores for the specified periods (excluding the six Triangle Building Center stores which the Company closed in fiscal 1993):


                                                    HECHINGER                       HOME
          NUMBER OF STORES:                          STORES                       QUARTERS
          ----------------                        -----------                     --------

          As of January 30, 1993                          75                           43
          1993 openings                                    3                           11
          1993 closings                                   (6)                          (1)

          As of January 29, 1994                          72                           53
          1994 openings                                    2                           10
          1994 closings                                   (2)                          (2)

          As of January 28, 1995                          72                           61
          1995 openings                                    1                            9
          1995 closings                                   (9)                         (16)

          As of February 3, 1996                          64                           54


          STORE SQUARE FOOTAGE                      HECHINGER                       HOME
          (IN THOUSANDS):                            STORES                       QUARTERS
          ---------------------                   -----------                     --------

          As of January 30, 1993                       4,931                        3,757
          1993 openings                                  270                        1,122
          1993 closings                                 (355)                         (85)

          As of January 29, 1994                       4,846                        4,794
          1994 openings                                  307                        1,190
          1994 closings                                 (109)                        (186)

          As of January 28, 1995                       5,044                        5,798
          1995 openings                                  102                        1,032
          1995 closings                                 (688)                      (1,393)

          As of February 3, 1996                       4,458                        5,437


See Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of stores closed in 1995. In 1996, the Company plans to relocate two of its Hechinger stores to new, larger facilities.

PRODUCTS

All of the Company's stores offer for sale a large selection of lumber, building materials, hardware and tools, paint, garden supplies, electrical and plumbing supplies and other items related to the home improvement market.

The following table sets forth the percentage of sales accounted for by merchandise category:

FISCAL YEAR ENDED                                    FEB. 3, 1996       JAN. 28, 1995      JAN. 29, 1994
- -----------------                                    ------------       -------------      -------------

Lumber and building materials                                  28%                 27%                29%
Garden supplies and furniture                                  19                  18                 18
Hardware and tools                                             13                  12                 13
Electrical supplies and small
 appliances                                                    10                  11                 12
Plumbing supplies                                              16                  16                 12
Paint                                                           8                   9                  9
Home Decor and housewares                                       6                   7                  7
                                                              ---                 ---                ---

Total                                                         100%                100%               100%
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

In the fourth quarter of 1995, the Company announced its decision to combine its Hechinger and Home Quarters operations under one management team. By merging the merchandise acquisition function of Hechinger and Home Quarters, the Company believes it will increase its purchasing power with its vendors. The Company also believes it has good relationships with its suppliers and does not consider itself dependent upon any single source for its merchandise. See Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

MARKETING

The majority of the Company's sales are to individuals. Employees are trained to help the do-it-yourself customer make his or her purchases and solve technical problems related to home repair, maintenance and improvement work. The Company offers its customers a liberal return policy.

The Company employs a multi-media marketing strategy using newspapers, television, radio, direct mail and a "catabook", which is compact enough to carry along as a shopping reference and serves as an "idea" book with an index and large type prices. The Company's advertisements focus on the stores' wide selection and values, featuring recognizable brand names and emphasizing the Company's commitment to meeting or beating competitors' prices. The Company's use of recognizable brand names enables it to share advertising costs co-operatively with its suppliers.

The Company hosts how-to clinics throughout the year at various stores. At these clinics, trained employees, manufacturers' representatives and, at times, nationally recognized experts, demonstrate products and conduct classes on major home improvement projects.

The Company offers a private label credit card program pursuant to which credit is extended to its customers by a third party financial institution. The Company also accepts Visa, MasterCard, Discover and American Express in all of its stores. For the fiscal year ended February 3, 1996 credit card sales accounted for 50% of the Company's total sales.

COMPETITION

The business of the Company is highly competitive. The Company competes in each of its market areas with other national and regional home center chains, national chains of general merchandise stores and local hardware stores, some of which have greater financial resources than the Company or have been operating longer in particular geographic areas than the Company.

The extent of the Company's competition varies by geographic area. Competitors have entered several of the Company's existing markets and established competitors are expanding in certain of these markets, which may, in each case, adversely effect the Company's sales. In addition, the Company's strategy to maintain competitive pricing in each of its markets may result in lower gross margins as competition intensifies. There can be no assurance that the Company's financial results will not be impacted negatively by existing competition, by the further expansion of competitors into the Company's markets or by the Company's expansion into competitors' markets. See Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion of store closings in certain markets.

The Company believes that it is in a competitive position in the majority of its established market areas, reflecting the quality of its trained personnel, breadth and depth of merchandising, pricing, advertising and store size, location and condition. The Company believes that its ability to devote capital resources to the operation of its business will enable it to remain competitive in the industry.

SEASONALITY

The Company's business is seasonal and its annual results of operations depends to a significant extent on the results of operations for the second quarter of the fiscal year. The Company generated 29% of its sales in the second quarter of 1995.

EMPLOYEES

The Company currently has approximately 17,000 employees, approximately half of whom are employed on a part-time basis. The Company conducts comprehensive employee training programs which have enabled the Company to promote from within many current store managers and merchants. In addition, the Company supplements its work force by recruiting from outside sources. The Company believes its employee relations are satisfactory.

ITEM 2.  PROPERTIES

The Home Quarters stores currently average approximately 101,000 square feet under roof and an additional 32,000 square feet of outdoor selling and storage space. More recent Home Quarters stores have typically ranged from 109,000 to 118,000 square feet under roof. Hechinger stores currently average approximately 70,000 square feet under roof and an additional 22,000 square feet of outdoor selling and storage space.

The Company currently owns 22 stores and leases the remaining stores. The Company believes that all of its facilities, both owned and leased, are in good condition and well maintained. Expiration dates of the leases range from 1996 to 2023. Almost all leases contain renewal clauses or continue on a year-to-year basis after their respective expiration dates. Eleven of the store sites are leased from an affiliate.

The Company's stores are serviced, in part, from the Company's modern warehouse and distribution facility in Landover, Maryland, which has approximately 640,000 square feet under roof. In addition, the Company has approximately 177,000 square feet of office space in Landover, Maryland and has approximately 71,000 square feet of office space in Virginia Beach, Virginia.


ITEM 3.  LEGAL PROCEEDINGS.

The Company and its subsidiaries are parties to legal proceedings and claims arising in the ordinary course of business. Although the outcome of such proceedings and claims cannot be determined with certainty, based upon evaluation by legal counsel, management believes that the outcome of such proceedings and claims will not have a material adverse effect on the Company's consolidated financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in its entirety in the Proxy Statement.

The following table sets forth certain information regarding the Company's executive officers as of March 1996:

                                                                                                              YEAR FIRST JOINED
NAME AND AGE                                                POSITION WITH THE COMPANY                            THE COMPANY
- ------------                                                -------------------------                          ---------------

John W. Hechinger, Jr.                     (46)    Chairman of the Board of Directors and Chief Executive              1972
                                                   Officer since 1995; prior thereto, President and Chief
                                                   Executive Officer since 1990

Kenneth J. Cort                            (54)    President and Chief Operating Officer since 1995; prior             1993
                                                   thereto, President and Chief Executive Officer of Hechinger Stores
                                                   Company since 1993; prior thereto, Chief Operating Officer for Ames Department Stores, Inc. since 1991; prior thereto,
                                                   General Merchandising Manager for Sears Roebuck & Company
                                                   since 1989

W. Clark McClelland                        (57)    Executive Vice President and Chief Financial Officer                1975
                                                   since 1993; prior thereto, Senior Vice President-Finance and
                                                   Chief Financial Officer since 1986


There is no family relationship between any of the foregoing persons.

Executive officers are elected by the board of directors of the Company at its first meeting held after each Annual Meeting of Stockholders to serve until their successors are chosen and qualified, or as otherwise provided in the Company's By-laws.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Pursuant to General Instruction G(2) of Form 10-K, the information called for by this item is hereby incorporated by reference from the inside back cover of the Company's Annual Report to Stockholders for the fiscal year ended February 3, 1996.

ITEM 6.  SELECTED FINANCIAL DATA.

Pursuant to General Instruction G(2) of Form 10-K, the information called for by this item is hereby incorporated by reference from page 4 of the Company's Annual Report to Stockholders for the fiscal year ended February 3, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to General Instruction G(2) of Form 10-K, the information called for by this item is hereby incorporated by reference from pages 5 through 7 of the Company's Annual Report to Stockholders for the fiscal year ended February 3, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Pursuant to General Instruction G(2) of Form 10-K, the information called for by this item is hereby incorporated by reference from pages 8 through 16 of the Company's Annual Report to Stockholders for the fiscal year ended February 3, 1996.

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

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)  The following documents are filed as a part of this Report:

         1. Financial Statements. The following Consolidated Financial Statements of Hechinger Company and subsidiaries are incorporated by reference to the pages indicated in Annual Report to Stockholders for the fiscal year ended February 3, 1996:

                                                                              PAGE
                                                                              ----

         Consolidated Statements of Operations - Years ended
         February 3, 1996, January 28, 1995 and January 29, 1994               8

         Consolidated Balance Sheets - As of February 3, 1996
         and January 28, 1995                                                  9

         Consolidated Statements of Cash Flows - Years ended
         February 3, 1996, January 28, 1995 and January 29, 1994               10

         Consolidated Statements of Stockholders' Equity -
         Years ended February 3, 1996, January 28, 1995 and
         January 29, 1994                                                      11

         Notes to Consolidated Financial Statements                         12 - 16

         2. Financial Statement Schedules. Schedules have been omitted because the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

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

10(f)    Revolving Credit Agreement dated as of February 20, 1996 among
Hechinger Stores Company and Hechinger Stores East Coast Company, as borrowers, the financial institutions from time to time party thereto, as Lenders, and The CIT Group/Business Credit, Inc., as Agent (incorporate by reference to Exhibit 99 to Registration Statement on Form 8-K, File No. 0-7214)

10(g)    Form of Severance Agreement with the named executive officers

11       Statement Regarding Computation of Earnings Per Share

13       Annual Report to Stockholders of the Company for the fiscal year ended
February 3, 1996, certain portions of which are incorporated by reference herein

21       Subsidiaries of the Registrant

23       Consent of Independent Auditors

27       Financial Data Schedule


(b)  Reports on Form 8-K.

         A Current Report on Form 8-K dated February 22, 1996 was to file a copy of the Revolving Credit Agreement dated as of February 20, 1996 among Hechinger Stores Company and Hechinger Stores East Coast Company, as borrowers, the financial institutions from time to time party thereto, as Lenders, and The CIT Group/Business Credit, Inc., as Agent.

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

                                    HECHINGER COMPANY
                                    -----------------
                                    (Registrant)

Date:  May 3, 1996             By   /S/ JOHN W. HECHINGER, JR.
                                    --------------------------
                                    John W. Hechinger, Jr.
                                    Chairman of the Board of Directors
                                    and Chief Executive Officer

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

SIGNATURE                               TITLE                                              DATE
- ---------                               -----                                              ----

/S/ JOHN W. HECHINGER, JR               Chairman of the Board of Directors                 May 3, 1996
- -------------------------                 and Chief Executive Officer
John W. Hechinger, Jr.                    (Principal Executive Officer)


/S/ HERBERT J. BRONER                   Director                                           May 3, 1996
- ---------------------
Herbert J. Broner

/S/ KENNETH J. CORT                     President and Chief Operating Officer and          May 3, 1996
- -------------------                       Director
Kenneth J. Cort

/S/ JOHN W. HECHINGER                   Chairman of the Executive Committee                May 3, 1996
- ---------------------                     of the Board of Directors
John W. Hechinger

/S/ S. ROSS HECHINGER                   Senior Vice President-                             May 3, 1996
- ---------------------                     Corporate Administration
S. Ross Hechinger                         and Director


/S/ ANN D. JORDAN                       Director                                           May 3, 1996
- -----------------
Ann D. Jordan

/S/ DAVID O. MAXWELL                    Director                                           May 3, 1996
- --------------------
David O. Maxwell

/S/ W. CLARK MCCLELLAND                 Executive Vice President and                       May 3, 1996
- -----------------------                   Chief Financial Officer
W. Clark McClelland                       (Principal Financial and Accounting Officer)
                                          and Director


/S/ MELVIN A. WILMORE                   Director                                           May 3, 1996
- ---------------------
Melvin A. Wilmore

/S/ ALAN J. ZAKON                       Director                                           May 3, 1996
- -----------------
Alan J. Zakon

                       HECHINGER COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED FEBRUARY 3, 1996

                                    INDEX TO
                             SCHEDULES AND EXHIBITS



                                DESCRIPTION                                                   SEQUENTIALLY
                                -----------                                                   NUMBERED PAGE
                                                                                              -------------

     Exhibit 10(g)  - Form of Severance Agreement with the named executive officers

     Exhibit 11     - Statement Regarding Computation of Earnings Per Share

     Exhibit 13     - Annual Report to Stockholders for fiscal year ended
                      February 3, 1996

     Exhibit 21     - Subsidiaries of the Registrant

     Exhibit 23     - Consent of Independent Auditors

     Exhibit 27     - Financial Data Schedule