Form 10-Q
period 1996-05-04
HECHINGER CO
filed 1996-06-18
CIK 46517

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

CHECK ONE

 X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
- ---    Exchange Act of 1934 for the thirteen weeks ended May 4, 1996 or

       Transition report pursuant to Section 13 or 15(d) of the Securities
- ---    Exchange Act of 1934



COMMISSION FILE NUMBER 0-7214

                               HECHINGER COMPANY
             (Exact name of Registrant as specified in its charter)


                      DELAWARE                                                 52-1001530
   (State or other jurisdiction of incorporation)                 (I.R.S. Employer Identification No.)


       1801 MCCORMICK DRIVE, LARGO, MARYLAND                                     20774
      (Address of principal executive offices)                                 (Zip Code)


      Registrant's telephone number, including area code:  (301) 341-1000



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


    Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of June 11, 1996.

                  31,530,001 shares of Class A Common Stock, $.10 par value 10,715,215 shares of Class B Common Stock, $.10 par value



                                   1 of 14

                               HECHINGER COMPANY

                               INDEX TO FORM 10-Q
                        THIRTEEN WEEKS ENDED MAY 4, 1996





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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the sales reported by the Company (in millions):

                                              TOTAL            TOTAL            TOTAL       COMPARABLE
                                              SALES            SALES            SALES      STORE SALES
PERIOD                                  MAY 4, 1996     APR 29, 1995           CHANGE           CHANGE
- ------                                  -----------     ------------           ------     ------------

Thirteen weeks                               $561.3           $553.2               1%             (3)%

The sales increase for the thirteen weeks ended May 4, 1996 was due primarily to eight stores opened since first quarter last year which have generated higher sales volume than the nine stores closed during the same period. The comparable store sales decrease was due primarily to unseasonable weather in the Company's markets and increased competition.

The following table sets forth the number of stores operated by the Company:

    As of April 29, 1995                                         119
    Second quarter 1995 openings                                   2
    Second quarter 1995 closings                                  (7)

    As of July 29, 1995                                          114
    Third quarter 1995 openings                                    5
    Third quarter 1995 closings                                   (1)

    As of October 28, 1995                                       118
    Fourth quarter 1995 openings                                   -
    Fourth quarter 1995 closings                                   -

    As of February 3, 1996                                       118
    First quarter 1996 openings                                    1
    First quarter 1996 closings                                   (1)
                                                                ----

    As of May 4, 1996                                            118
                                                                ====

For the thirteen weeks ended May 4, 1996, cost of sales was 79.4% of sales compared to 78.4% of sales for the corresponding period last year. Distribution, buying and occupancy expenses are included in cost of sales and are comprised substantially of fixed costs. The increase in cost of sales during the thirteen weeks ended May 4, 1996 compared to the same period last year is attributable to the impact of competitive pricing in certain markets, among other factors.

For the thirteen weeks ended May 4, 1996 and April 29, 1995, selling, general and administrative expenses were 20.1% of sales. These figures include preopening expenses of $0.9 million for the thirteen weeks ended May 4, 1996 and $2.7 million the corresponding period last year. Excluding these expenses, selling, general and administrative expenses for the thirteen weeks ended May 4, 1996 were 19.9% of sales, as compared to 19.6% of sales for the corresponding period last year. This increase was due primarily to increased net advertising costs as a result of increased advertising for the spring selling season compared to the corresponding period last year.

For the thirteen weeks ended May 4, 1996, interest expense was $9.8 million, 1.7% of sales, compared to $7.3 million, 1.3% of sales, for the corresponding period last year. The increase was due primarily to interest on borrowings under the new revolving credit facility and lower interest capitalized on construction-in-progress as a result of fewer stores under construction.

For the thirteen weeks ended May 4, 1996, the effective tax rate was 0% compared to 37.0% for the corresponding period last year. The decrease in the effective tax rate resulted from the offset of the tax benefit associated with the current period's loss by a valuation allowance.

For the thirteen weeks ended May 4, 1996, the net loss was $6.0 million, $.14 per share, compared to net earnings of $1.2 million, $.03 per share, for the corresponding period last year.

The following table reflects the activities recorded during the thirteen weeks ended May 4, 1996 for the $25 million reserve recorded in 1995 related to the Company's decision to combine its Hechinger Stores and Home Quarters operations:

                                               Balance                                          Balance
                                             Remaining               Utilized in 1996         Remaining
($ in millions)                           Feb. 3, 1996            Cash          Non-cash    May 4, 1996
                                          ------------            ----          --------    -----------
Employee termination costs                       $11.0            $3.2                 -          $ 7.8
Pension termination and other                      7.1             1.9                 -            5.2
Disposal of furniture, fixtures and
       equipment and other assets                  2.0               -              $0.9            1.1
                                                 -----            ----              ----          -----
                                                 $20.1            $5.1              $0.9          $14.1
                                                 =====            ====              ====          =====

The remaining balance of $14.1 million has been recorded as a current liability as of May 4, 1996. Management anticipates that the merger will be substantially completed by the end of fiscal 1996. The Company believes that the balance remaining in the reserve is adequate to cover future expenses related to the cost of combining its Hechinger Stores and Home Quarters operations.

For the thirteen weeks ended May 4, 1996, expenditures for carrying costs of closed stores associated with the store closing reserve recorded in 1994 totaled $2.7 million. Of the $19.4 million remaining, $11.2 million has been recorded as a current liability. The Company believes that the balance remaining in the store closing reserve is adequate to cover future expenses related to the carrying costs of the closed stores.

In February 1996, the Company's operating subsidiaries entered into a new senior secured revolving credit facility, which permits borrowings of up to $200 million, with preauthorization from the lender to utilize the last $25 million. This facility replaces the existing revolving credit facility and all letter of credit facilities. This new facility is secured by merchandise inventories and expires in February 1999. Interest on borrowings under this facility will be at prime plus 1% or LIBOR plus 2.75% at the option of management. As of May 4, 1996, the Company had outstanding $22.3 million under this facility.

In February 1996, the Company announced its plans to suspend future dividends.

Cash and cash equivalents were $83.9 million as of May 4, 1996 compared to $35.8 million as of February 3, 1996. The increases in merchandise inventories and accounts payable and accrued expenses from year-end are due primarily to normal spring selling seasonal increases and are consistent with the prior year. Expenditures for property, furniture and equipment and other assets were $18.9 million for the thirteen weeks ended May 4, 1996 and $32.0 million for the corresponding period last year. These expenditures are related primarily to the Company's store relocation and remodeling programs.

The Company is a party to legal proceedings and claims arising in the ordinary course of business. Although the outcome of such proceedings and claims cannot be determined with certainty, management believes that the outcome of such proceedings and claims will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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




Date:  June 18, 1996                            HECHINGER COMPANY
                                                -----------------
                                                Registrant




                                                /S/W. CLARK McCLELLAND
                                                ----------------------
                                                W. Clark McClelland
                                                Executive Vice President and Chief Financial Officer
                                                (Principal Financial Officer)

                               HECHINGER COMPANY



                               INDEX TO EXHIBITS
                 FORM 10-Q FOR THIRTEEN WEEKS ENDED MAY 4, 1996





EXHIBIT NO.                                                                           PAGE
- -----------                                                                           ----
11           Statement Regarding Computation of Earnings Per Share                     8
99(a)        Consolidated Statements of Operations                                     9
99(b)        Consolidated Balance Sheets                                               10
99(c)        Consolidated Statements of Cash Flows                                     11
99(d)        Consolidated Statements of Stockholders' Equity                           12
99(e)        Notes to Consolidated Financial Statements                             13 - 14