Form 10-Q
period 1996-08-03
HECHINGER CO
filed 1996-09-17
CIK 46517

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

CHECK ONE

 x     Quarterly report pursuant to Section 13 or 15(d) of the
- ----   Securities Exchange Act of 1934 for the thirteen weeks ended
       August 3, 1996 or

       Transition report pursuant to Section 13 or 15(d) of the
- ----   Securities Exchange Act of 1934



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

              YES       X                             NO
                 ---------------                        -----------



         Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of September 9, 1996.

               31,258,821 shares of Class A Common Stock, $.10 par value 10,986,395 shares of Class B Common Stock, $.10 par value





                                    1 of 15

                               HECHINGER COMPANY

                               INDEX TO FORM 10-Q
            THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED AUGUST 3, 1996





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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the sales reported by the Company (in millions):

                            TOTAL              TOTAL        TOTAL       COMPARABLE
                            SALES              SALES        SALES      STORE SALES
PERIOD               AUG. 3, 1996      JULY 29, 1995       CHANGE           CHANGE
- ------               ------------      -------------       ------     ------------
Thirteen weeks             $665.9             $648.6           3%             (1)%

Twenty-six weeks         $1,227.2           $1,201.8           2%             (2)%


The sales increase for the thirteen weeks ended August 3, 1996 was due primarily to seven stores opened since the second quarter of last year which have generated higher sales volumes than the four stores closed during the same period. The comparable store sales decrease was due primarily to increased competition and disruption in the Company's stores caused by remerchandising and remodeling programs.

The following table sets forth the number of stores operated by the Company:

       As of July 29, 1995                                          114
       Third quarter 1995 openings                                    5
       Third quarter 1995 closings                                   (1)

       As of October 28, 1995                                       118
       Fourth quarter 1995 openings                                   -
       Fourth quarter 1995 closings                                   -

       As of February 3, 1996                                       118
       First quarter 1996 openings                                    1
       First quarter 1996 closings                                   (1)

       As of May 4, 1996                                            118
       Second quarter 1996 openings                                   1
       Second quarter 1996 closings                                  (2)
                                                                    ---

       As of August 3, 1996                                         117
                                                                    ===

For the thirteen weeks ended August 3, 1996, cost of sales was 79.0% of sales compared to 78.6% of sales for the corresponding period last year. For the twenty-six weeks ended August 3, 1996, cost of sales was 79.2% of sales compared to 78.5% of sales for the corresponding period last year. Distribution, buying and occupancy expenses are included in cost of sales and are comprised substantially of fixed costs. The increases in cost of sales during the thirteen weeks and the twenty-six weeks ended August 3, 1996 compared to the same periods last year are attributable to the impact of competitive pricing in certain markets, among other factors.

For the thirteen weeks ended August 3, 1996, selling, general and administrative expenses were 17.8% of sales compared to 18.1% of sales for the corresponding period last year. These figures include preopening expenses of

$0.9 million for the thirteen weeks ended August 3, 1996 and $2.5 million for the corresponding period last year. Excluding these expenses, selling, general and administrative expenses for the thirteen weeks ended August 3, 1996 were 17.6% of sales compared to 17.7% of sales for the corresponding period last year. For the twenty-six weeks ended August 3, 1996, selling, general and administrative expenses were 18.8% of sales compared to 19.0% of sales for the corresponding period last year. These figures include preopening expenses of $1.9 million for the twenty-six weeks ended August 3, 1996 and $5.2 million for the corresponding period last year. Excluding these expenses, selling, general and administrative expenses for the twenty-six weeks ended August 3, 1996 were 18.7% of sales compared to 18.6% for the corresponding period last year.

For the thirteen weeks ended August 3, 1996, interest expense was $9.8 million, 1.5% of sales, compared to $7.8 million, 1.2% of sales, for the corresponding period last year. For the twenty-six weeks ended August 3, 1996, interest expense was $19.6 million, 1.6% of sales, compared to $15.1 million, 1.3% of sales for the corresponding period last year. The increases were due primarily to interest on borrowings under the revolving credit facility and lower interest capitalized on construction-in-progress as a result of fewer stores under construction.

For the thirteen weeks and twenty-six weeks ended August 3, 1996, the effective tax rates were 0% compared to 37.0% for the corresponding periods last year. The decreases in the effective tax rates reflect management's estimates of the effective tax rate for the fiscal year ending February 1, 1997.

For the thirteen weeks ended August 3, 1996, the net earnings were $12.2 million, $.28 per share, compared to net earnings of $9.1 million, $.22 per share, for the corresponding period last year. For the twenty-six weeks ended August 3, 1996, the net earnings were $6.2 million, $.15 per share, compared to net earnings of $10.3 million, $.24 per share, for the corresponding period last year.

For the thirteen weeks ended August 3, 1996, the number of shares used to compute earnings per common share were 46.7 million compared to 42.2 million for the corresponding period last year. The increase in the number of shares used to compute earnings per common share is a result of the 5 1/2% Convertible Subordinated Debentures being dilutive for the thirteen weeks ended August 3, 1996. The Convertible Subordinated Debentures were antidilutive for the corresponding period last year. For the twenty-six weeks ended August 3, 1996, the number of shares used to compute earnings per common share were 42.3 million compared to 42.2 million for the corresponding period last year as the 5 1/2% Convertible Subordinated Debentures were antidilutive.

The following table reflects the activities recorded during the twenty-six weeks ended August 3, 1996 for the $25 million reserve recorded in 1995 related to the Company's decision to combine its Hechinger Stores and Home Quarters operations:

($ in millions)                                              Balance                                             Balance
                                                           Remaining                 Utilized in 1996          Remaining
                                                        Feb. 3, 1996             Cash         Non-cash      Aug. 3, 1996
                                                        ------------             ----         --------      ------------
Employee termination costs                                     $11.0           $  4.8                -              $6.2
Pension termination and other                                    7.1              5.4                -               1.7
Disposal of furniture, fixtures and
   equipment and other assets                                    2.0                -             $1.1                .9
                                                               -----            -----             ----              ----
                                                               $20.1            $10.2             $1.1              $8.8
                                                               =====            =====             ====              ====

The remaining balance of $8.8 million has been recorded as a current liability as of August 3, 1996. Management anticipates that the combination will be substantially completed by the end of fiscal 1996. The Company believes that the balance remaining in the reserve is adequate to cover future expenses related to the cost of combining its Hechinger Stores and Home Quarters operations.

For the twenty-six weeks ended August 3, 1996, expenditures for carrying costs of closed stores associated with the store closing reserve recorded in 1994 totaled $6.4 million. Of the $15.7 million remaining, $7.5 million has been recorded as a current liability. The Company believes that the balance remaining in the store closing reserve is adequate to cover future expenses related to the carrying costs of the closed stores.

In February 1996, the Company's operating subsidiaries entered into a new senior secured revolving credit facility, which permits borrowings of up to $200 million, with preauthorization from the lender to utilize the last $25 million. This facility replaced the existing revolving credit facility and all letter of credit facilities. This facility is secured by merchandise inventories and expires in February 1999. Interest on borrowings under this facility is at prime plus 1% or LIBOR plus 2.75% at the option of management. As of August 3, 1996, the Company had outstanding loans of $66.2 million under this facility. In addition, the Company had issued and outstanding letters of credit of $29.5 million under this facility.

Cash and cash equivalents were $89.8 million as of August 3, 1996 compared to $35.8 million as of February 3, 1996. The increases in merchandise inventories and accounts payable and accrued expenses from year-end were due primarily to normal spring selling seasonal increases and lower than expected sales level. Expenditures for property, furniture and equipment and other assets, net of disposal of a company-owned store and other disposals, were $13.3 million for the twenty-six weeks ended August 3, 1996. These expenditures are related primarily to the Company's store relocation and remodeling programs.

The Company is a party to legal proceedings and claims arising in the ordinary course of business. Although the outcome of such proceedings and claims cannot be determined with certainty, management believes that the outcome of such proceedings and claims will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995.
There are various factors that could cause results to differ materially from those anticipated by some statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Factors that could cause actual results to differ materially include the following: general economic conditions, housing turnover, interest rates, weather, impact on sales and margins from both existing and new competition, product mix, lumber prices, and other risks described from time to time in the Company's SEC filings.

                                    PART II




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a).  The Annual Meeting of stockholders was held on June 11, 1996.

(b).  Not applicable.

(c). At such meeting all nine of the nominees for election as directors were elected to hold office until the next Annual Meeting. The votes cast with respect to each nominee for election as a director were as follows:

          Nominee                                     For                           Abstain
          John W. Hechinger                   142,354,050                           568,721
          Herbert J. Broner                   142,376,021                           546,750
          Kenneth J. Cort                     142,353,962                           568,809
          John W. Hechinger, Jr.              142,347,910                           574,861
          S. Ross Hechinger                   142,358,285                           564,486
          Ann D. Jordan                       142,372,164                           550,607
          W. Clark McClelland                 142,377,282                           545,489
          Melvin A. Wilmore                   142,370,813                           551,958
          Alan J. Zakon                       142,376,072                           546,699

At such meeting the stockholders ratified the appointment of Ernst & Young LLP as the Company's independent accountants for the fiscal year ending February 1, 1997. The votes cast with respect to such matter were as follows:

            For                                 142,504,235
            Against                                 229,711
            Abstain                                 188,825

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




Date:  September 17, 1996               HECHINGER COMPANY
                                        -----------------
                                        Registrant




                                        /S/W. CLARK McCLELLAND
                                        ----------------------
                                        W. Clark McClelland
                                        Executive Vice President and Chief
                                          Financial Officer
                                        (Principal Financial Officer)

                               HECHINGER COMPANY

                               INDEX TO EXHIBITS
  FORM 10-Q FOR THE THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED AUGUST 3, 1996





EXHIBIT NO.
- -----------
11                  Statement Regarding Computation of Earnings Per Share
27                  Financial Data Schedule
99(a)               Consolidated Statements of Operations
99(b)               Consolidated Balance Sheets
99(c)               Consolidated Statements of Cash Flows
99(d)               Consolidated Statements of Stockholders' Equity
99(e)               Notes to Consolidated Financial Statements