Form 10-Q
period 1996-11-02
HECHINGER CO
filed 1996-12-17
CIK 46517

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

CHECK ONE

  x     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934 for the thirteen weeks ended November 2, 1996 or

----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



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

                   YES       X               NO
                      --------------           -----------


        Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of December 6, 1996.

           31,239,421 shares of Class A Common Stock, $.10 par value 10,986,395 shares of Class B Common Stock, $.10 par value





                                    1 of 15

                               HECHINGER COMPANY

                               INDEX TO FORM 10-Q
         THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1996





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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the sales reported by the Company (in millions):

                                           TOTAL               TOTAL            TOTAL       COMPARABLE
                                           SALES               SALES            SALES      STORE SALES
PERIOD                              NOV. 2, 1996       OCT. 28, 1995           CHANGE           CHANGE
------                              ------------       -------------           ------     ------------
Thirteen weeks                            $533.3              $549.2             (3)%             (5)%

Thirty-nine weeks                       $1,760.5            $1,751.0              1 %             (3)%


For the thirteen weeks ended November 2, 1996, the total sales and comparable store sales decreases were due primarily to increased competition and disruption in the Company's stores caused by remerchandising and remodeling programs.

The following table sets forth the number of stores operated by the Company:

     As of July 29, 1995                                          114
     Third quarter 1995 openings                                    5
     Third quarter 1995 closings                                   (1)

     As of October 28, 1995                                       118
     Fourth quarter 1995 openings                                   -
     Fourth quarter 1995 closings                                   -

     As of February 3, 1996                                       118
     First quarter 1996 openings                                    1
     First quarter 1996 closings                                   (1)

     As of May 4, 1996                                            118
     Second quarter 1996 openings                                   1
     Second quarter 1996 closings                                  (2)

     As of August 3, 1996                                         117
     Third quarter 1996 openings                                    -
     Third quarter 1996 closings                                    -
                                                                  ---
     As of November 2, 1996                                       117
                                                                  ===

For the thirteen weeks ended November 2, 1996, cost of sales was 79.6% of sales compared to 81.1% of sales for the corresponding period last year. For the thirty-nine weeks ended November 2, 1996 and October 28, 1995, cost of sales was 79.3% of sales. Distribution, buying and occupancy expenses are included in cost of sales and are comprised substantially of fixed costs. The decrease in cost of sales during the thirteen weeks ended November 2, 1996 compared to the same period last year is due primarily to improvement in the merchandise margin resulting from the Company's vendor consolidation program.

For the thirteen weeks ended November 2, 1996, selling, general and administrative expenses were 20.5% of sales compared to 19.4% of sales for the corresponding period last year. For the thirty-nine weeks ended November 2, 1996, selling, general and administrative expenses were 19.3% of sales compared to 19.1% of sales for the corresponding period last year. The increases for the thirteen and thirty-nine weeks ended November 2, 1996 were due primarily to additional store payroll expenses incurred to support customer service initiatives.

For the thirteen weeks ended November 2, 1996, interest expense was $10.0 million, 1.9% of sales, compared to $8.2 million, 1.5% of sales, for the corresponding period last year. For the thirty-nine weeks ended November 2, 1996, interest expense was $29.6 million, 1.7% of sales, compared to $23.3 million, 1.3% of sales for the corresponding period last year. The increases were due primarily to interest on borrowings under the revolving credit facility and lower interest capitalized on construction-in-progress as a result of fewer stores under construction.

For the thirteen weeks and thirty-nine weeks ended November 2, 1996, the effective tax rates were 0% compared to 37.0% for the corresponding periods last year. The decreases in the effective tax rates were due to tax loss carryforwards. No tax benefits have been recorded as all potential benefits have been recorded in prior periods.

For the thirteen weeks ended November 2, 1996, the net loss was $10.0 million, $.24 per share, compared to a net loss of $6.4 million, $.15 per share, for the corresponding period last year. For the thirty-nine weeks ended November 2, 1996, the net loss was $3.7 million, $.09 per share, compared to net earnings of $3.9 million, $.09 per share, for the corresponding period last year.

The following table reflects the activities recorded during the thirty-nine weeks ended November 2, 1996 for the $25 million reserve recorded in 1995 related to the Company's decision to combine its Hechinger Stores and Home Quarters operations:

($ in millions)                                    Balance                                           Balance
                                                 Remaining            Utilized in 1996             Remaining
                                              Feb. 3, 1996          Cash        Non-cash         Nov. 2, 1996
                                              ------------          ----        --------         ------------
Employee termination costs                           $11.0        $  7.7               -                 $3.3
Pension termination and other                          7.1           6.2               -                  0.9
Disposal of furniture, fixtures and
     equipment and other assets                        2.0             -            $1.4                  0.6
                                                     -----         -----            ----                 ----
                                                     $20.1         $13.9            $1.4                 $4.8
                                                     =====         =====            ====                 ====

The remaining balance of $4.8 million has been recorded as a current liability as of November 2, 1996. Management anticipates that the combination will be substantially completed by the end of fiscal 1996. The Company believes that the balance remaining in the reserve is adequate to cover future expenses related to the cost of combining its Hechinger Stores and Home Quarters operations.

For the thirty-nine weeks ended November 2, 1996, expenditures for carrying costs of closed stores associated with the store closing reserve recorded in 1994 totaled $8.6 million. Of the $13.5 million remaining, $5.3 million has been recorded as a current liability. The Company believes that the balance remaining in the store closing reserve is adequate to cover future expenses related to the carrying costs of the closed stores.

In February 1996, the Company's operating subsidiaries entered into a new senior secured revolving credit facility, which permits borrowings of up to $200 million, with preauthorization from the lender to utilize the last $25 million. This facility replaced the existing revolving credit facility and all letter of credit facilities. This facility is secured by merchandise inventories and expires in February 1999. Interest on borrowings under this facility is at prime plus 1% or LIBOR plus 2.75% at the option of management. As of November 2, 1996, the Company had outstanding loans of $82.1 million under this facility. In addition, the Company had issued and outstanding letters of credit of $20.8 million under this facility.

Cash and cash equivalents were $69.9 million as of November 2, 1996 compared to $35.8 million as of February 3, 1996. The increase in merchandise inventories from year-end was due primarily to a lower than expected sales level.

Accounts payable and accrued expenses are higher due to higher inventories. Expenditures for property, furniture and equipment and other assets, net of disposal of a company-owned store and other asset disposals, were $21.7 million for the thirty-nine weeks ended November 2, 1996. These expenditures are related primarily to the Company's store relocation and remodeling programs.

The Company is a party to legal proceedings and claims arising in the ordinary course of business. Although the outcome of such proceedings and claims cannot be determined with certainty, management believes that the outcome of such proceedings and claims will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995.
There are various factors that could cause results to differ materially from those anticipated by some statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Factors that could cause actual results to differ materially include the following: general economic conditions, housing turnover, interest rates, weather, impact on sales and margins from both existing and new competition, product mix, lumber prices, LIFO and inventory shortage and other risks described from time to time in the Company's SEC filings.

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




Date:  December 17, 1996              HECHINGER COMPANY
                                      -----------------
                                      Registrant




                                      /S/W. CLARK McCLELLAND
                                      ----------------------
                                      W. Clark McClelland
                                      Executive Vice President and Chief
                                        Financial Officer
                                      (Principal Financial Officer)

                               HECHINGER COMPANY

                               INDEX TO EXHIBITS
 FORM 10-Q FOR THE THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1996





EXHIBIT NO.                  PAGE
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