Form 10-K405
period 1997-02-01
HECHINGER CO
filed 1997-04-28
CIK 46517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

CHECK ONE
  X      Annual report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934 for the fiscal year ended February 1, 1997 or

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

                                       X
                                    -------

State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value is computed by reference to the last sale price of such stock as of April 8, 1997.)

                                  $59,438,741

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of April 8, 1997

           32,540,874 shares of Class A Common Stock, $.10 par value
            9,671,874 shares of Class B Common Stock, $.10 par value


                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are hereby incorporated by reference into Parts II, III and IV of this Form 10-K: (1) portions of Registrant's Annual Report to Stockholders for the year ended February 1, 1997 as indicated herein; and (2) portions of Registrant's 1997 Proxy Statement to be filed pursuant to Regulation 14A, as indicated herein.

                                     PART I


ITEM 1.  BUSINESS.

Hechinger Company (the "Company") is the successor to a business started in 1911 by Sidney L. Hechinger. The Company is a leading specialty retailer providing products and services for the care, repair, remodeling and maintenance of the home and garden. The Company operates 117 stores under the Hechinger ("Hechinger"), Home Quarters Warehouse ("Home Quarters") and Better Spaces ("Better Spaces") names. The 64 Hechinger stores are primarily located in the Mid-Atlantic region; the 52 Home Quarters stores are primarily located in the Southeastern, Northeastern and Midwestern parts of the United States; the one Better Spaces store is located in Albany, New York.

The following table sets forth the number of stores operated by the Company and the aggregate amount of square feet of store space under roof for the specified periods:

                                                                                STORE
                                                     NUMBER            SQUARE FOOTAGE
                                                  OF STORES            (IN THOUSANDS)
                                                  ---------          ----------------
          As of January 29, 1994                       125                  9,640
          1994 openings                                 12                  1,497
          1994 closings                                 (4)                  (295)

          As of January 28, 1995                       133                 10,842
          1995 openings                                 10                  1,134
          1995 closings                                (25)                (2,081)

          As of February 3, 1996                       118                  9,895
          1996 openings                                  2                    185
          1996 closings                                 (3)                  (190)

          As of February 2, 1997                       117                  9,890

In 1996, the Company relocated two of its stores to new, larger facilities and sold and closed one Company owned store. Subsequent to year-end, the Company reopened its Home Quarters store located in Albany, New York under the name, "Better Spaces". See Marketing section below for further discussion. See Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of stores closed in 1995.

PRODUCTS

All of the Company's stores offer for sale a large selection of lumber, building materials, hardware and tools, paint, garden supplies, electrical and plumbing supplies and other items related to the home improvement market.

The following table sets forth the percentage of sales accounted for by merchandise category:

FISCAL YEAR ENDED                         FEB. 1, 1997        FEB. 3, 1996       JAN. 28, 1995
-----------------                         ------------        ------------       -------------
Lumber and building materials                      29%                 28%                 27%
Garden supplies and furniture                      20                  19                  18
Hardware and tools                                 12                  13                  12
Electrical supplies and small
 appliances                                         7                  10                  11
Plumbing supplies                                  18                  16                  16
Paint                                               8                   8                   9
Home Decor and housewares                           6                   6                   7
                                                  ---                 ---                 ---

Total                                             100%                100%                100%
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

In 1995, the Company decided to combine its Hechinger and Home Quarters operations under one management team. By merging the merchandise acquisition function of Hechinger and Home Quarters, the Company believes it has increased its purchasing power with its vendors. The Company also believes it has good relationships with its suppliers and does not consider itself dependent upon any single source for its merchandise. See Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

MARKETING

The majority of the Company's sales are to individuals. Employees are trained to help the do-it-yourself customer make his or her purchases and solve technical problems related to home repair, maintenance and improvement work. The Company offers its customers a liberal return policy.

In 1996, as a part of the vendor consolidation program, the Company completed over 150 resets of merchandise assortment, including major remodeling of the Kitchen and Bath and Flooring departments. Additionally, in the fall of 1996, the Company initiated its new customer program, "Customer First" in one market. This program guarantees the store will be in-stock on 37,000 items and guarantees fast check out. The program also promotes the Company's "no hassle" return policy and its frequent buyer "Project Rewards" program. The Company plans to expand this program to approximately 50% of its stores in 1997.

In February 1997, the Company reopened its Home Quarters store located in Albany, New York under the name "Better Spaces". This store has been designed for customers interested in refurbishing, enhancing, organizing, modernizing and maintaining their home, both inside and outside. Further expansion of "Better Spaces" to other markets is pending the results of this pilot store.

The Company employs a multi-media marketing strategy using television, radio, newspaper, direct mail and a "catabook", which is compact enough to carry along as a shopping reference and serves as an "idea" book. The Company's advertisements focus on the stores' wide selection and values, featuring recognizable brand names and emphasizing the Company's commitment to meeting or beating competitors' prices. The Company's use of recognizable brand names enables it to share advertising costs co-operatively with its suppliers.

The Company hosts how-to clinics throughout the year at various stores. At these clinics, trained employees, manufacturers' representatives and, at times, nationally recognized experts, demonstrate products and conduct classes on major home improvement projects.

The Company offers a private label credit card program pursuant to which credit is extended to its customers by a third party financial institution. The Company also accepts Visa, MasterCard, Discover and American Express in all of its stores. For the fiscal year ended February 1, 1997 credit card sales accounted for 49% of the Company's total sales.

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

The Company believes that it is in a competitive position in the majority of its established market areas, reflecting the quality of its trained personnel, merchandise selection, pricing, advertising and store size, location and condition. The Company believes that its ability to devote capital resources to the operation of its business during fiscal 1997 will enable it to remain competitive in the industry.

SEASONALITY

The Company's business is seasonal and its annual results of operations depends to a significant extent on the results of operations for the second quarter of the fiscal year. The

Company generated 30% of its sales in the second quarter of 1996.

EMPLOYEES

The Company currently has approximately 16,000 employees, approximately half of whom are employed on a part-time basis. The Company conducts comprehensive employee training programs which have enabled the Company to promote from within many current store managers and merchants. In addition, the Company supplements its work force by recruiting from outside sources. The Company believes its employee relations are satisfactory.

ITEM 2.  PROPERTIES.

The Home Quarters stores currently average approximately 101,000 square feet under roof and an additional 33,000 square feet of outdoor selling and storage space. Hechinger stores currently average approximately 71,000 square feet under roof and an additional 23,000 square feet of outdoor selling and storage space.

The Company currently owns 22 stores and leases the remaining stores. The Company believes that all of its facilities, both owned and leased, are in good condition and well maintained. Expiration dates of the leases range from 1999 to 2023. Almost all leases contain renewal clauses or continue on a year-to-year basis after their respective expiration dates. Eleven of the store sites are leased from an affiliate.

The Company's stores are serviced, in part, from the Company's modern warehouse and distribution facility in Landover, Maryland, which has approximately 640,000 square feet under roof. In addition, the Company has approximately 177,000 square feet of office space in Largo, Maryland and has approximately 71,000 square feet of office space in Virginia Beach, Virginia.

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

The following table sets forth certain information regarding the Company's executive officers as of March 1997:

                                                                                                       YEAR FIRST JOINED
NAME AND AGE                                        POSITION WITH THE COMPANY                                THE COMPANY
------------                                        -------------------------                           -----------------
John W. Hechinger, Jr.      (47)        Chairman of the Board of Directors and Chief Executive                    1972
                                        Officer since 1995; prior thereto, President and Chief
                                        Executive Officer since 1990

Kenneth J. Cort             (55)        President and Chief Operating Officer since 1995; prior                   1993
                                        thereto, President and Chief Executive Officer of Hechinger Stores
                                        Company since 1993; prior thereto, Chief Operating Officer for Ames Department Stores, Inc. since 1991

W. Clark McClelland         (58)        Executive Vice President and Chief Financial Officer                      1975
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

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Pursuant to General Instruction G(2) of Form 10-K, the information called for by this item is hereby incorporated by reference from the inside back cover of the Company's Annual Report to Stockholders for the fiscal year ended February 1, 1997.

ITEM 6.  SELECTED FINANCIAL DATA.

Pursuant to General Instruction G(2) of Form 10-K, the information called for by this item is hereby incorporated by reference from page 4 of the Company's Annual Report to Stockholders for the fiscal year ended February 1, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to General Instruction G(2) of Form 10-K, the information called for by this item is hereby incorporated by reference from pages 5 through 7 of the Company's Annual Report to Stockholders for the fiscal year ended February 1, 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Pursuant to General Instruction G(2) of Form 10-K, the information called for by this item is hereby incorporated by reference from pages 8 through 16 of the Company's Annual Report to Stockholders for the fiscal year ended February 1, 1997.

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

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)  The following documents are filed as a part of this Report:

         1. Financial Statements. The following Consolidated Financial Statements of Hechinger Company and subsidiaries are incorporated by reference to the pages indicated in Annual Report to Stockholders for the fiscal year ended February 1, 1997:

                                                                                                 PAGE
                                                                                                 ----
         Consolidated Statements of Operations - Years ended
         February 1, 1997, February 3, 1996 and January 28, 1995                                  8

         Consolidated Balance Sheets - As of February 1, 1997
         and February 3, 1996                                                                     9

         Consolidated Statements of Cash Flows - Years ended
         February 1, 1997, February 3, 1996 and January 28, 1995                                  10

         Consolidated Statements of Stockholders' Equity -
         Years ended February 1, 1997, February 3, 1996 and
         January 28, 1995                                                                         11

         Notes to Consolidated Financial Statements                                             12 - 16

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

4(a)     Indenture, dated as of March 15, 1987, between the Company and First
Union National Bank of North Carolina, relating to 5-1/2% Convertible Subordinated Debentures Due 2011 (incorporated by reference to Exhibit 4(d) to Registration Statement on Form S-3, File No. 33-12649); as amended by Supplemental Indenture dated January 31, 1997 between the Company and First Union National Bank of North Carolina

4(b)     Indenture, dated as of October 1, 1992, between the Company and First
Union National Bank of North Carolina, and the Prospectus Supplement dated November 12, 1992 relating to 9.45% Senior Debentures due 2012 (incorporated by reference to Exhibit 4 to Registration Statement on Form S-3, File No. 33-52960); as amended by Supplemental Indenture dated January 31, 1997 between the Company and First Union National Bank of North Carolina

4(c)     Indenture, dated as of October 1, 1992, between the Company and First
Union National Bank of North Carolina, and the Prospectus Supplement dated October 21, 1993 relating to 6.95% Senior Notes due 2003 (incorporated by reference to Exhibit 4 to Registration Statement on Form S-3, File No. 33-52960); as amended by Supplemental Indenture dated January 31, 1997 between the Company and First Union National Bank of North Carolina

10(a)    Form of Deferred Compensation Agreement between the Company and John
W. Hechinger and Richard England, respectively (incorporated by reference to Exhibit 10 to Registration Statement on Form S-3, File No. 2-98155)

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

10(f)    Revolving Credit Agreement dated as of February 20, 1996 among
Hechinger Stores Company and Hechinger Stores East Coast Company, as borrowers, the financial institutions from time to time party thereto, as Lenders, and The CIT Group/Business Credit, Inc., as Agent (incorporated by reference to Exhibit 99 to Registration Statement on Form 8-K, File No. 0-7214)

10(g)    Form of Severance Agreement

10(h)    Form of Supplemental Executive Retirement Agreement; form of amendments between the Company and the named executive officers

11       Statement Regarding Computation of Earnings Per Share

13       Annual Report to Stockholders of the Company for the fiscal year ended
February 1, 1997, certain portions of which are incorporated by reference herein

21       Subsidiaries of the Registrant

23       Consent of Independent Auditors

27       Financial Data Schedule

(b)  Reports on Form 8-K.

         None.

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


                                            HECHINGER COMPANY
                                            -----------------
                                            (Registrant)

Date:  April 28, 1997               By      /S/ JOHN W. HECHINGER, JR.
                                            --------------------------
                                            John W. Hechinger, Jr.
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                              TITLE                                                   DATE
---------                              -----                                                   ----
/S/ JOHN W. HECHINGER, JR              Chairman of the Board of Directors                      April 28, 1997
-------------------------                and Chief Executive Officer
John W. Hechinger, Jr.                   (Principal Executive Officer)

/S/ KENNETH J. CORT                    President and Chief Operating Officer                   April 28, 1997
-------------------                      and Director
Kenneth J. Cort

/S/ JOHN W. HECHINGER                  Chairman of the Executive Committee                     April 28, 1997
---------------------                    of the Board of Directors
John W. Hechinger

/S/ S. ROSS HECHINGER                  Senior Vice President-                                  April 28, 1997
---------------------                    Corporate Administration
S. Ross Hechinger                        and Director

/S/ ANN D. JORDAN                      Director                                                April 28, 1997
-----------------
Ann D. Jordan

/S/ W. CLARK MCCLELLAND                Executive Vice President and                            April 28, 1997
-----------------------                  Chief Financial Officer
W. Clark McClelland                      (Principal Financial and Accounting Officer)
                                         and Director

/S/ ROBERT S. PARKER                   Director                                                April 28, 1997
----------------------------
Robert S. Parker

/S/ MELVIN A. WILMORE                  Director                                                April 28, 1997
---------------------
Melvin A. Wilmore

/S/ ALAN J. ZAKON                      Director                                                April 28, 1997
-----------------
Alan J. Zakon

                       HECHINGER COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED FEBRUARY 1, 1997

                                    INDEX TO
                             SCHEDULES AND EXHIBITS



                                       DESCRIPTION
                                       -----------                                                         SEQUENTIALLY
                                                                                                           NUMBERED PAGE
                                                                                                           -------------
  Exhibit 4(a)             - Supplemental Indenture dated January 31, 1997 between the
                           Company and First Union National Bank of North Carolina

  Exhibit 4(b) and (c)     - Supplemental Indenture dated January 31, 1997 between
                           the Company and First Union National Bank of North Carolina

  Exhibit 10(g)            - Form of Severance Agreement

  Exhibit 10(h) - Form of Supplemental Executive Retirement Agreement and form of amendments between the Company and the named executive officers

  Exhibit 11               - Statement Regarding Computation of Earnings Per Share

  Exhibit 13               - Annual Report to Stockholders of the Company for the
                             year ended February 1, 1997

  Exhibit 21               - Subsidiaries of the Registrant

  Exhibit 23               - Consent of Independent Auditors

  Exhibit 27               - Financial Data Schedule