Form 10-Q
period 1997-05-03
HECHINGER CO
filed 1997-06-10
CIK 46517

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

CHECK ONE

 x      Quarterly report pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of 1934 for the thirteen weeks ended May 3, 1997 or

        Transition report pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of 1934



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


             YES       X                             NO
                -------------                          --------------


         Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of May 30, 1997.

           32,751,639 shares of Class A Common Stock, $.10 par value
            9,572,871 shares of Class B Common Stock, $.10 par value

                               HECHINGER COMPANY

                               INDEX TO FORM 10-Q
                        THIRTEEN WEEKS ENDED MAY 3, 1997





DESCRIPTION
-----------
Part I.     Financial Information:


            Item 1.  Financial Statements

            Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations


Part II.    Other Information:


            Item 6.  Exhibits and Reports on Form 8-K

            Index to Exhibits

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

The information called for by this item is hereby incorporated by reference from Exhibits 99(a) - 99(e) of this report.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the sales reported by the Company (in millions):

                                               TOTAL            TOTAL             TOTAL        COMPARABLE
                                               SALES            SALES             SALES        STORE SALES
PERIOD                                      MAY 3, 1997      MAY 4, 1996        % CHANGE        % CHANGE
------                                      -----------      -----------        --------        --------
Thirteen weeks                                $508.0             $561.3           (10%)           (9%)

For the thirteen weeks ended May 3, 1997, the decreases in total sales and comparable store sales were due primarily to increased competition and unseasonably cool weather. Since May 4, 1996, the Company has relocated one store and closed one additional store. As of May 3, 1997, the Company operates 117 stores.

For the thirteen weeks ended May 3, 1997, cost of sales was 79.8% of sales compared with 79.4% of sales for the corresponding period last year. Distribution, buying and occupancy expenses are included in cost of sales and are comprised substantially of fixed costs. As a percent of sales, the increase in cost of sales is due primarily to less leverage of distribution, buying and occupancy expenses as a result of lower sales this year compared with last year. This increase was partially offset by an improvement in merchandise margins.

For the thirteen weeks ended May 3, 1997, selling, general and administrative expenses were 20.8% of sales compared with 20.1% of sales for the corresponding period last year. As a percent of sales, the increase in selling, general and administrative expenses was due primarily to less leverage of selling, general and administrative expenses as a result of lower sales this year compared with last year.

For the thirteen weeks ended May 3, 1997, interest expense was $10.6 million, 2.1% of sales, compared with $9.8 million, 1.7% of sales, for the corresponding period last year. The increase was due primarily to higher borrowings under the Company's revolving credit facility this year compared with last year.

For the thirteen weeks ended May 3, 1997 and the corresponding period last year, the effective tax rate was 0%. No tax benefits have been recorded as all potential benefits have been recorded in prior periods.

For the thirteen weeks ended May 3, 1997, the net loss was $13.5 million, $.32 per share, compared with a net loss of $6.0 million, $.14 per share, for the corresponding period last year.

For the thirteen weeks ended May 3, 1997, expenditures for employee termination costs associated with the merger reserve recorded in 1995 totaled $0.8 million. The remaining balance of $1.6 million has been recorded as a current liability as of May 3, 1997. The Company believes that the balance remaining in the reserve is adequate to cover future expenses related to the employee termination costs resulting from the merger of its Hechinger and Home Quarters operations.

For the thirteen weeks ended May 3, 1997, expenditures for carrying costs of closed stores associated with the store closing reserve recorded in 1994 totaled $1.8 million. The remaining balance of $8.6 million has been recorded as a current liability as of May 3, 1997. The Company believes that the balance remaining in the store closing reserve is adequate to cover future expenses related to the carrying costs of the closed stores.

As of May 3, 1997, the Company had outstanding loans of $81.2 million under its revolving credit facility. In addition, the Company had issued and outstanding letters of credit of $42.8 million under this facility.

As of May 3, 1997, the Company has approximately $50 million in real estate and other assets that are currently not being used in its retail operations; including approximately $9 million of real estate that has been previously written down to their estimated net realizable values as a part of the charge recorded in fiscal year 1995 for the adoption of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company is actively pursuing the disposition of these assets and does not anticipate that such disposal will have a material adverse effect on the Company's consolidated financial position or results of operations.

Cash and cash equivalents were $45.6 million as of May 3, 1997 compared with $36.7 million as of February 1, 1997. The increase in merchandise inventories from year-end was due primarily to normal seasonal increases in addition to lower than expected sales. Accounts payable and accrued expenses are higher due to higher inventories. Expenditures for property, furniture and equipment and other assets were $6.5 million for the thirteen weeks ended May 3, 1997. These expenditures are related primarily to the Company's store remodeling programs.

The Company is a party to legal proceedings and claims arising in the ordinary course of business. Although the outcome of such proceedings and claims cannot be determined with certainty, management believes that the outcome of such proceedings and claims will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995.
There are various factors that could cause results to differ materially from those anticipated by some statements made in this Form 10-Q. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Factors that could cause actual results to differ materially include, but are not limited to the following: the strength and extent of new and existing competition; the Company's ability to maintain competitive pricing in its markets; the Company's ability to maintain adequate levels of vendor support; the ability of the Company's customer service programs, Better Spaces store and commercial business programs to increase sales; the Company's ability to attract, train and retain experienced, quality employees; the Company's ability to dispose of excess real estate and other assets; general economic conditions; housing turnover; interest rates; weather; and other factors described from time to time in the Company's Securities and Exchange Commission filings.

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




Date:  June 10, 1997        HECHINGER COMPANY
                            -----------------
                            Registrant




                            /S/W. CLARK McCLELLAND
                            ----------------------
                            W. Clark McClelland
                            Executive Vice President and Chief Financial Officer (Principal Financial Officer)

                               HECHINGER COMPANY

                               INDEX TO EXHIBITS
               FORM 10-Q FOR THE THIRTEEN WEEKS ENDED MAY 3, 1997





EXHIBIT NO.
-----------
11          Statement Regarding Computation of Earnings Per Share
99(a)       Consolidated Statements of Operations
99(b)       Consolidated Balance Sheets
99(c)       Consolidated Statements of Cash Flows
99(d)       Consolidated Statements of Stockholders' Equity
99(e)       Notes to Consolidated Financial Statements
27          Financial Data Schedule