Form 10-Q
period 1997-08-02
HECHINGER CO
filed 1997-09-04
CIK 46517

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

CHECK ONE

  x      Quarterly report pursuant to Section 13 or 15(d) of the Securities
------ Exchange Act of 1934 for the thirteen and twenty-six weeks ended August 2, 1997 or

         Transition report pursuant to Section 13 or 15(d) of the Securities
------   Exchange Act of 1934



COMMISSION FILE NUMBER 0-7214

                               HECHINGER COMPANY
             (Exact name of Registrant as specified in its charter)


               DELAWARE                                         52-1001530
     (State or other jurisdiction                            (I.R.S. Employer
           of incorporation)                                 Identification No.)


  1801 MCCORMICK DRIVE, LARGO, MARYLAND                            20774
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

               YES       X                          NO
                   ------------                       ------------


         Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of August 28, 1997.

                32,754,374 shares of Class A Common Stock, $.10 par value
                 9,458,374 shares of Class B Common Stock, $.10 par value

                               HECHINGER COMPANY

                               INDEX TO FORM 10-Q
               THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 2, 1997





[CAPTION]
DESCRIPTION
-----------

[S]
Part I.      Financial Information:


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the sales reported by the Company (in millions):

                                                TOTAL             TOTAL             TOTAL           COMPARABLE
                                                SALES             SALES             SALES         STORE SALES
PERIOD                                    AUGUST 2, 1997     AUGUST 3, 1996       % CHANGE          % CHANGE
------                                    --------------     --------------       --------          --------

Thirteen weeks                                   $591.6            $665.9           (11%)            (10%)
Twenty-six weeks                               $1,099.6          $1,227.2           (10%)            (10%)

For the thirteen and twenty-six weeks ended August 2, 1997, the decreases in total sales and comparable store sales were due primarily to increased competition, unseasonable weather, customer confusion relating to the merger and the distraction related to the amount of time and personnel required in connection with the negotiation, execution and consummation of the Merger Agreement (see below for further discussion). As of August 2, 1997, the Company operated 117 stores.

For the thirteen weeks ended August 2, 1997, cost of sales was 80.8% of sales compared with 79.0% of sales for the corresponding period last year. For the twenty-six weeks ended August 2, 1997, cost of sales was 80.3% of sales compared with 79.2% of sales for the corresponding period last year. Distribution, buying and occupancy expenses are included in cost of sales and are comprised substantially of fixed costs. As a percent of sales, the increases in cost of sales is due primarily to higher than anticipated inventory shrinkage this year compared with last year and less leverage of distribution, buying and occupancy expenses as a result of lower sales this year compared with last year.

For the thirteen weeks ended August 2, 1997, selling, general and administrative expenses were 18.9% of sales compared with 17.8% of sales for the corresponding period last year. For the twenty-six weeks ended August 2, 1997, selling, general and administrative expenses were 19.8% of sales compared with 18.8% of sales for the corresponding period last year. As a percent of sales, the increases in selling, general and administrative expenses were due primarily to less leverage of selling, general and administrative expenses as a result of lower sales this year compared with last year.

For the thirteen weeks ended August 2, 1997, interest expense was $10.9 million, 1.8% of sales, compared with $9.8 million, 1.5% of sales, for the corresponding period last year. For the twenty-six weeks ended August 2, 1997, interest expense was $21.5 million, 2.0% of sales, compared with $19.6 million, 1.6% of sales, for the corresponding period last year. The increases were due primarily to higher borrowings under the Company's revolving credit facility this year compared with last year.

For the thirteen and twenty-six weeks ended August 2, 1997 and the corresponding periods last year, the effective tax rate was 0%. No tax benefits have been recorded as all potential benefits have been recorded in prior periods.

For the thirteen weeks ended August 2, 1997, the net loss was $40.6 million, $0.96 per share, compared with net earnings of $12.2 million, $0.28 per share, for the corresponding period last year. For the twenty-six weeks ended August 2, 1997, the net loss was $54.1 million, $1.28 per share, compared with a net earnings of $6.2 million, $0.15 per share, for the corresponding period last year. The losses for the thirteen and twenty-six weeks ended August 2, 1997 include a store closing charge of $31.8 million or $0.75 per share for the closing of seven Michigan stores (see below for further discussion).

In July 1997, the Company announced that a definitive agreement had been reached to sell 100% of its outstanding common stock at cash price of $3.00 per share to Leonard Green & Partners, L.P. In August 1997, the Company announced that due to operating results coming in below expectations, it had agreed to accept a revised cash price of $2.375 per share. The Company estimates that consummation of the merger will take place in third quarter of 1997.

In July 1997, the Company entered into an agreement to sell up to seven Home Quarters Warehouse stores in the Michigan market, subject to various conditions including receipt of regulatory and other third-party approvals. The estimated proceeds from this transaction, including inventory liquidation, is approximately $60 million.

In the thirteen weeks ended August 2, 1997, the Company recorded a charge of $31.8 million related to the Company's decision to close and sell seven stores in its Michigan market. The main components of this charge are:

     1) estimated write-down to net realizable value of real estate (approximately $13.6 million), furniture, fixtures, equipment and other assets (approximately $14.3 million) to be disposed of approximately $27.9 million. As of August 2, 1997, all assets to be disposed of have been written-down to the net realizable values; and,

     2) estimated cash expenditures for operating costs of the stores during the inventory liquidation period and for employee termination costs of approximately $3.9 million.

Management anticipates that all stores will be closed by the end of November 1997. The duration of the closing process for each store is expected to be approximately three months.

For the thirteen weeks ended August 2, 1997, expenditures for employee termination costs associated with the merger reserve recorded in 1995 totaled $0.2 million. The remaining balance of $1.4 million has been recorded as a current liability as of August 2, 1997.

For the thirteen weeks ended August 2, 1997, expenditures for carrying costs of closed stores associated with the store closing reserve recorded in 1994 totaled $2.5 million. The remaining balance of $4.3 million has been recorded as a current liability as of August 2, 1997.

The Company believes that the balances remaining in the store closing reserves and the merger reserve are adequate to cover future expenses related to the employee termination costs, operating costs during inventory liquidation periods and the carrying costs of the closed stores resulting from the store closings and the merger of its Hechinger and Home Quarters operations.

As of August 2, 1997, the Company had outstanding loans of $87.2 million under its revolving credit facility. In addition, the Company had issued and outstanding letters of credit of $40.9 million under this facility.

As of August 2, 1997, the Company has approximately $50 million in real estate and other assets that are currently not being used in its retail operations; including approximately $9 million of real estate that has been previously written down to their estimated net realizable values as a part of the charge recorded in fiscal year 1995 for the adoption of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company is actively pursuing the disposition of these assets and does not anticipate that such disposal will have a material adverse effect on the Company's consolidated financial position or results of operations.

Cash and cash equivalents were $41.1 million as of August 2, 1997, compared with $36.7 million as of February 1, 1997. The increases in merchandise inventories and accounts payable and accrued expenses from year-end were due primarily to normal spring selling seasonal increases in addition to lower than expected sales. Expenditures for property, furniture and equipment and other assets were $8.5 million for the twenty-six weeks ended August 2, 1997. These expenditures are related primarily to the Company's store remodeling programs.

The Company is a party to legal proceedings and claims arising in the ordinary course of business. Although the outcome of such proceedings and claims cannot be determined with certainty, management believes that the outcome of such proceedings and claims will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

On July 23, 1997, a purported class action complaint was filed in the Delaware Chancery Court on behalf of all holders of the Common Stock against Hechinger, Kenneth J. Cort, John W. Hechinger, John W. Hechinger, Jr., Ross Hechinger, Ann
D. Jordan, W. Clark McClelland, Robert S. Parker and Melvin A. Wilmore. The plaintiff has alleged that the officers and directors of Hechinger breached their fiduciary duties to holders of the Common Stock by, among other things, failing to take all reasonable steps to assure the maximization of stockholder value including the implementation of a bidding mechanism to foster a fair auction of Hechinger and by entering into an agreement with Leonard Green under which the consideration offered by Leonard Green to holders of the Common Stock is "unfair and grossly inadequate." The plaintiff seeks various remedies, including an injunction to prevent consummation of the Merger. The Company believes that the plaintiff's claims are without merit and intends vigorously to defend such action.

Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. There are various factors that could cause results to differ materially from those anticipated by some statements made in this Form 10-Q. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Factors that could cause actual results to differ materially include, but are not limited to the following: pending merger, sale of Home Quarters Warehouse stores in Michigan, the strength and extent of new and existing competition; the Company's ability to maintain competitive pricing in its markets; the Company's ability to maintain adequate levels of vendor support; newly introduced Wye River Hardware & Home stores, Better Spaces store and commercial business programs to increase sales; the Company's ability to attract, train and retain experienced, quality employees; the Company's ability to dispose of excess real estate and other assets; general economic conditions; housing turnover; interest rates; weather; and other factors described from time to time in the Company's Securities and Exchange Commission filings.

                                    PART II





ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a).  The Annual Meeting of stockholders was held on June 10, 1997.

(b).  Not applicable.

(c). At such meeting all nine of the nominees for election as directors were elected to hold office until the next Annual Meeting. The votes cast with respect to each nominee for election as a director were as follows:

     Nominee                                  For                      Abstain

     John W. Hechinger, Jr.               119,023,555                  2,214,369
     Kenneth J. Cort                      119,181,719                  2,056,205
     John W. Hechinger                    119,187,693                  2,050,231
     S. Ross Hechinger                    119,186,618                  2,051,753
     Ann D. Jordan                        119,175,672                  2,062,252
     W. Clark McClelland                  119,180,392                  2,057,532
     Robert S. Parker                     119,185,321                  2,052,603
     Melvin A. Wilmore                    119,185,190                  2,052,734
     Alan J. Zakon                        119,185,290                  2,052,634

At such meeting the stockholders ratified the appointment of Ernst & Young LLP as the Company's independent accountants for the fiscal year ending January 31, 1998. The votes cast with respect to such matter were as follows:

     For                                  120,134,012
     Against                                  811,787
     Abstain                                  292,125

At such meeting the stockholders voted against the consideration of a stockholder proposal. The votes cast with respect to such matter were as follows:

     For                                   10,910,027
     Against                               93,629,014
     Abstain                                1,139,913


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

(b)  REPORTS ON FORM 8-K

             A Current Report on Form 8-K dated July 21, 1997 was to file a copy of the press release announcing the definitive merger agreement among Hechinger Company, Hechinger Acquisition, Inc. and BSQ Acquisition, Inc. A Current Report on Form 8-K dated August 29, 1997 was to file a copy of the press release to announce execution of amendment number one to the merger agreement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  September 4, 1997           HECHINGER COMPANY
                                   -----------------
                                   Registrant





                                   /S/ W. CLARK McCLELLAND
                                   -----------------------
                                   W. Clark McClelland
                                   Executive Vice President and Chief Financial Officer
                                   (Principal Financial Officer)

                               HECHINGER COMPANY

                               INDEX TO EXHIBITS
      FORM 10-Q FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 2, 1997




[CAPTION]
EXHIBIT NO.
-----------

[S]
11           Statement Regarding Computation of Earnings Per Share
99(a)        Consolidated Statements of Operations
99(b)        Consolidated Balance Sheets
99(c)        Consolidated Statements of Cash Flows
99(d)        Consolidated Statements of Stockholders' Equity
99(e)        Notes to Consolidated Financial Statements