Form 10-KT
period 1997-09-27
HECHINGER CO
filed 1998-01-13
CIK 46517

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

CHECK ONE

____ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
                                               -------------.
                                       or

 x Transition report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934 for the transition period from February 2, 1997 to September 27, 1997.

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

       Registrant's telephone number, including area code: (301)341-1000

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

                    YES   x                           NO
                         ----                           ----

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                    YES   x                           NO
                         ----                           ----

State the aggregate market value of the voting stock held by non-affiliates of the registrant. (No voting stock is held by non-affiliates subsequent to September 25, 1997.)

                                   --- $ 0 ---

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of January 13, 1998.

                   10 shares of Common Stock, $.01 par value

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                     PART I

ITEM 1.  BUSINESS.

Hechinger Company, a Delaware corporation (together with its direct and indirect subsidiaries, the "Company" or the "Registrant") is a leading retailer of products and services for the care, repair, remodeling and maintenance of the home and garden. At September 27, 1997, the Company operated 271 stores under the Hechinger ("Hechinger"), Home Quarters Warehouse ("Home Quarters"), Builders Square ("Builders Square"), Wye River Hardware and Home ("Wye River"), and Better Spaces ("Better Spaces") names. The 62 Hechinger stores are primarily located in the Mid-Atlantic region; the 45 Home Quarters stores are primarily located in the Southeastern, Northeastern and Midwestern parts of the United States. There are two Wye River stores located in the metropolitan Washington, D.C. market, and one Better Spaces store located in Albany, New York. The 161 Builders Square stores are located primarily in the South, Southeastern, North and Midwestern parts of the United States.

The following table sets forth the number of stores operated by the Company at year-end and the aggregate amount of square feet of store space under roof for the specified periods:

                                                                    STORE
                                                NUMBER         SQUARE FOOTAGE
                                               OF STORES        (IN THOUSANDS)
------------------------------------------------------------------------------
As of January 29, 1994                            125               9,640
1994 openings                                      12               1,497
1994 closings                                      (4)               (295)
                                                  ---                ----

As of January 28, 1995                            133              10,842
1995 openings                                      10               1,134
1995 closings                                     (25)             (2,081)
                                                  ---              ------

As of February 3, 1996                            118               9,895
1996 openings                                       2                 185
1996 closings                                      (3)               (190)
                                                   --                ----

As of February 2, 1997                            117               9,890
1997 purchase of Builders Square stores           161              16,048
1997 openings                                       0                   0
1997 closings                                      (7)               (796)
                                                  ---                ----

As of September 27, 1997                          271              25,142
                                                  ===              ======

In 1997, the Company changed its fiscal year end to the Saturday closest to September 30. Prior to this change, the Company's fiscal year ended on the Saturday closest to January 31. The fiscal period ended September 27, 1997 was 34 weeks ("1997" or "the year") compared to the fiscal years ended February 1, 1997 ("1996") and January 28, 1995 ("1994") which were 52 weeks, and the fiscal year ended February 3, 1996 ("1995") which was 53 weeks.

On September 25, 1997, Centers Holdings, Inc., a Delaware corporation, through a wholly-owned subsidiary (collectively "Centers Holdings"), acquired the Company through a merger transaction (the "Merger"). As a result of the Merger, the Company became a wholly-owned subsidiary of Centers Holdings. On September 25, 1997, Centers Holdings also purchased BSQ Transferee Corporation ("BSQ"), a Delaware corporation (which represented substantially all of the assets and liabilities of Builders Square, Inc.) (the "Initial Purchase"). BSQ was a wholly-owned subsidiary of Builders Square, Inc., which is in turn a wholly-owned subsidiary of Kmart Corporation, a Michigan corporation ("Kmart"). BSQ and the Company are affiliates as a result of these transactions.

On September 26, 1997, the Company purchased certain assets of BSQ (the "Purchase"), primarily inventory, for cash of approximately $243 million and the assumption of certain liabilities approximating $380 million, subject to adjustment based on certain changes in working capital and final determination of the fair value of assets and liabilities acquired in the Initial Purchase. On September 26, 1997 as part of the Purchase, the Company also entered into subleases and a lease with BSQ for its operating facilities. Also on September 26, 1997, Centers Holdings, BSQ and the Company entered into a new senior revolving credit facility, which permits borrowings of up to $600 million (the "Credit Agreement").

As a result of these transactions, the Company has substantially more assets and liabilities than it has historically had or been subject to. Accordingly, the Company's historical operating results may not be indicative of or comparable to its future operating results.

Pursuant to the terms of the Purchase, 10 stores are subleased under a master month-to-month rental agreement. In addition, the Company can put 15 of the acquired stores and any remaining related lease obligations back to BSQ (collectively with the month-to-month stores, the "put stores"), at any time prior to July 17, 1998. Pursuant to the terms of the Initial Purchase, BSQ can put 25 of the acquired leased stores and the remaining related lease obligations back to Kmart, in the same time frame. BSQ is responsible for closing these stores and liquidating the related inventory, and delivering a "broom clean" store back to Kmart. The assets acquired and liabilities assumed from BSQ pursuant to the Purchase include amounts related to the put stores.

Shortly after the year-end, the Company announced the closing and began the liquidation of 12 Builders Square stores, as well as initiating the put process to BSQ on ten of these stores, as applicable. In November 1997, the Company also closed and sold seven Home Quarters stores in Michigan pursuant to a July 1997 agreement.

During the year, the Company remodeled and reopened its Home Quarters store located in Albany, New York under the name "Better Spaces" and remodeled and reopened two of its Hechinger stores in the metropolitan Washington, D.C. market under the name, "Wye River Hardware and Home" (See Marketing section below for further discussion. See Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of stores closed in 1997).

PRODUCTS

The Company's stores offer for sale a large selection of lumber and building materials (except Better Spaces and Wye River, which offer less lumber and building materials), hardware and tools, paint, garden supplies, electrical and plumbing supplies and other items related to the home improvement market.

The following table sets forth the percentage of reported sales accounted for by merchandise category:

FISCAL PERIOD ENDED                SEPT. 27, 1997        FEB. 1, 1997          FEB. 3, 1996       JAN. 28, 1995
---------------------------------------------------------------------------------------------------------------

Lumber and building materials          28%                     29%                28%                  27%
Garden supplies and furniture          23                      20                 19                   18
Plumbing supplies                      17                      18                 16                   16
Hardware and tools                     11                      12                 13                   12
Paint                                   8                       8                  8                    9
Electrical supplies and small
 appliances                             7                       7                 10                   11
Home decor, housewares, and other       6                       6                  6                    7
                                        -                       -                  -                    -

Total                                 100%                    100%               100%                 100%
                                      ===                     ===                ===                  ===

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

By merging the merchandise acquisition function of Hechinger and Home Quarters with Builders Square, the Company believes it has increased its purchasing power with its suppliers. The Company also believes it has good relationships with its suppliers and does not consider itself dependent upon any single source for its merchandise (See Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion).

MARKETING

The majority of the Company's sales are to individual consumers, with the remainder being made to contractors and other businesses. Employees are trained to help the do-it-yourself customer make his or her purchases and solve technical problems related to home repair, maintenance and improvement work. The Company offers its customers a liberal return policy.

The Company employs a multi-media marketing strategy featuring a weekly circular that promotes key products and special prices. Additional support as determined to be effective is driven via direct mail, newspaper, radio, television, and in-store signage programs. The focus of the advertising is on the stores' wide selection and values, featuring recognizable brand name products. The promotion of these brand name products enables the Company to share advertising costs cooperatively with its suppliers.

In February 1997, the Company reopened its Home Quarters store located in Albany, New York under the name "Better Spaces". This home decor superstore carries products that a customer needs to refurbish, enhance and organize his or her home, inside and out. Further expansion of "Better Spaces" to other markets is pending the results of this pilot store.

In September 1997, the Company reopened two of its Hechinger stores located in the Washington, D.C. market under the name "Wye River Hardware and Home". These stores carry products needed for home repair, maintenance and organization, and are specifically designed to be convenient, fast and easy to shop. Further expansion of "Wye River Hardware and Home" to other markets is pending the results of these pilot stores.

The Company offers a private label credit card program pursuant to which credit is extended to its customers by third party financial institutions. The Company also accepts VISA, MasterCard, Discover and American Express in all of its stores. For the fiscal period ended September 27, 1997 credit card sales accounted for 53% of the Company's total sales.

COMPETITION

The business of the Company is highly competitive. The Company competes in each of its market areas with other national and regional home center chains (including The Home Depot and Lowe's), national chains of general merchandise stores and local hardware stores, some of which have greater financial, management and other resources than the Company or have been operating longer in particular geographic areas than the Company.

The extent of the Company's competition varies by geographic area. Competitors have entered many of the Company's existing markets and established competitors are expanding in certain of these markets, which may, in each case, adversely affect the Company's sales. In addition, the Company's strategy to maintain competitive pricing in each of its markets may result in lower gross margins as competition intensifies. There can be no assurance that the Company's financial results and condition will not be impacted negatively by existing competition, by the further expansion of competitors into the Company's markets or by the Company's expansion into competitors' markets (See Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion of store closings in certain markets).

SEASONALITY

The Company's business is seasonal and its annual results of operations depends to a significant extent on the results of operations for the third quarter of its new fiscal year. The Company's revenues and operating income have traditionally been higher during March through September than during the period from October through February.

EMPLOYEES

The Company currently has approximately 28,000 employees, approximately half of whom are employed on a part-time basis. The Company believes its employee relations are satisfactory.

ITEM 2.  PROPERTIES.

The Home Quarters stores currently average approximately 99,000 square feet under roof and an additional 33,000 square feet of outdoor selling and storage space. The Hechinger stores currently average approximately 71,000 square feet under roof and an additional 23,000 square feet of outdoor selling and storage space. The Builders Square stores currently average approximately 100,000 square feet under roof and an additional 24,000 square feet of outdoor selling and storage space.

The Company currently owns 14 operating stores and leases the remaining units. The Company believes that all of its facilities, both owned and leased, are in good condition. Expiration dates of the leases range from 1999 to 2023. Almost all leases contain renewal clauses. However, with respect to the properties covered by BSQ's subleases with Kmart (which represents the majority of all Builders Square stores), BSQ's ability to exercise renewal options available in Kmart's leases with third parties is subject to various conditions. As a result, the Company's ability to exercise renewal options under its sublease with BSQ with respect to such properties is similarly conditioned (See Note 12 to the Consolidated Financial Statements).

The Company's stores, in part, are currently serviced from the 640,000 square foot central warehouse and distribution facility in Landover, Maryland. In connection with the Merger, the geographic spread of the Company's stores will require a new distribution strategy. As a result, the Company has begun to utilize pool points throughout the country rather than the Landover, Maryland central distribution center. The Company anticipates that it will either sell or lease its Landover, Maryland facility when the transition to pool points is complete.

The Company currently leases approximately 100,000 square feet of office space in Largo, Maryland and owns a 58,000 square foot office building in Virginia Beach, Virginia.

ITEM 3.  LEGAL PROCEEDINGS.

On July 23, 1997, a purported class action complaint was filed in the Delaware Chancery Court on behalf of all holders of the Company's common stock against the Company and the former Company directors. The plaintiff has alleged that the former officers and directors of the Company breached their fiduciary duties to the holders of the common stock by, among other things, failing to take all reasonable steps to assure the maximization of stockholder value including the implementation of a bidding mechanism to foster a fair auction of the Company and by entering into an agreement with Centers Holdings under which the consideration offered by Centers Holdings to holders of the common stock was "unfair and grossly inadequate." The Company believes that the plaintiff's claims are without merit and intends to defend such action vigorously.

The Company and its subsidiaries are also parties to legal proceedings and claims arising in the ordinary course of business. Although the outcome of such proceedings and claims cannot be determined with certainty, based upon evaluation by legal counsel, management believes that the outcome of such proceedings and claims will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 25, 1997, the Company held a special meeting of its stockholders, at which time the Company's stockholders voted for approval and adoption of the Merger and the merger agreement which provided for the Merger (the "Merger Agreement"). The results of the vote were as follows:

                                                                                 BROKER
CLASS OF COMMON STOCK             FOR            AGAINST        ABSTENTIONS     NON-VOTES
-----------------------------------------------------------------------------------------

Class A                        12,614,032       1,825,372         234,114      18,080,856
Class B                        88,416,070         628,150          76,510       5,463,010
                              -----------       ---------         -------      ----------

Total Votes                   101,030,102       2,453,522         310,624      23,543,866
                              ===========       =========         =======      ==========

Pursuant to the terms of the Company's proxy statement dated September 5, 1997, abstentions and broker non-votes had the same effect as a vote against the Merger and Merger Agreement.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

There is no established trading market for the Registrant's common stock. All of the Registrant's common stock is owned by Centers Holdings.

ITEM 6. SELECTED FINANCIAL DATA.

The information called for by this item is hereby incorporated by reference from
Exhibit 99(a) of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OPERATIONS. On September 25, 1997, Centers Holdings, Inc., a Delaware corporation, through a wholly-owned subsidiary (collectively "Centers Holdings"), acquired the Company through a merger transaction (the "Merger"). Pursuant to the Merger, each share of the issued and outstanding common stock of the Company immediately prior to the effective time of the Merger was converted into the right to receive $2.375 in cash, without interest. On September 25, 1997, all of the outstanding shares of the Company were canceled in exchange for the payment by Centers Holdings of approximately $100 million. Ten shares of common stock with a par value of $.01 per share were issued to Centers Holdings. As a result of the Merger, the Company became a wholly-owned subsidiary of Centers Holdings.

On September 25, 1997, Centers Holdings also purchased BSQ, (which represented substantially all of the assets and liabilities of Builders Square, Inc.) (the "Initial Purchase"). BSQ was a wholly-owned subsidiary of Builders Square, Inc., which is in turn a wholly-owned subsidiary of Kmart Corporation, a Michigan corporation ("Kmart"). BSQ and the Company are affiliates as a result of these transactions. (See Note 2 to the Consolidated Financial Statements.)

On September 26, 1997, the Company purchased certain assets of BSQ (the "Purchase"), primarily inventory, for cash of approximately $243 million and the assumption of certain liabilities approximating $380 million, subject to adjustment based on certain changes in working capital and final determination of the fair value of assets and liabilities acquired in the Initial Purchase. Operating results related to the assets acquired from BSQ were not significant for the two days ended September 27, 1997. Also on September 26, 1997, Centers Holdings, BSQ and the Company entered into a new senior revolving credit facility, which permits borrowings of up to $600 million (the "Credit Agreement").

On September 26, 1997, the Company also entered into subleases and a lease with BSQ for its operating facilities. (See Notes 3 and 12 to the Consolidated Financial Statements.)

As a result of these transactions, the Company has substantially more assets and liabilities than it has historically had or been subject to. Accordingly, the Company's historical operating results may not be indicative of or comparable to its future operating results.

In 1997, the Company changed its fiscal year end to the Saturday closest to September 30. Prior to this change, the Company's fiscal year ended on the Saturday closest to January 31. The fiscal period ended September 27, 1997 was 34 weeks ("1997" or "the year") compared to the fiscal years ended February 1, 1997 ("1996") and January 28, 1995 ("1994") which were 52 weeks, and the fiscal year ended February 3, 1996 ("1995") which was 53 weeks.

Pursuant to the terms of the Purchase, 10 stores are leased on a master month-to-month rental agreement. The Company can also put 15 of the acquired leased stores and any remaining related lease obligations back to BSQ (collectively with the month-to-month stores, the "put stores"), at any time prior to July 17, 1998. Pursuant to the terms of the Initial Purchase, BSQ can put 25 of the acquired leased stores and the remaining related lease obligations back to Kmart, in the same time frame. BSQ is responsible for closing these stores and liquidating the related inventory, and delivering a "broom clean" store back to Kmart. The assets acquired and liabilities assumed from BSQ pursuant to the Purchase include amounts related to the put stores.

The following table sets forth the sales reported by the Company (in billions):

PERIOD                                        1997       1996      1995     1994
--------------------------------------------------------------------------------

Net sales                                    $1.36      $2.20     $2.25    $2.45
Net sales (decrease)/increase                (13%)       (2%)      (8%)      17%
Comparable store sales (decrease)/increase   (12%)       (3%)      (8%)       2%

Sales for the 34-week period ended September 26, 1996 were $1.56 billion. The decrease in net sales and comparable store sales for 1997 compared with the comparable period of 1996 was due primarily to increased competition during 1997 as well as unseasonable weather. The sales decrease for 1996 compared with 1995 was due primarily to the increased competition during 1996 and less stores open during 1996 compared with 1995. Additionally, 1996 was a 52-week year compared with the previous year which was a 53-week year. The sales decrease for 1995 compared with 1994 was due to 22 stores closed as a part of the store closing plan announced in 1994 as well as increased competition, unseasonable weather and weak sales of existing homes. Competition is expected to continue to expand into the Company's markets and could have an adverse impact on the Company's sales.

The following table sets forth the number of stores operated by the Company:

PERIOD                                 1997      1996      1995      1994
-------------------------------------------------------------------------

At beginning of period                  117       118       133       125
Openings                                  0         2        10        12
Closings                                 (7)       (3)      (25)       (4)
Purchase of Builders Square stores      161         0         0         0
                                        ---       ---       ---       ---

At end of period                        271       117       118       133
                                        ===       ===       ===       ===

Other income, which consists primarily of interest income, was $3.0 million, $2.8 million, $2.9 million and $4.4 million in 1997, 1996, 1995 and 1994, respectively. The decreases in 1997, 1996 and 1995 compared to 1994 were due primarily to decreases in funds available for investment.

Cost of sales was 82.8% of sales for 1997 compared to 80.0% for the same 34-week period in 1996, and 79.3%, 79.8% and 77.9% of sales for 1996, 1995 and 1994, respectively. Distribution and buying and occupancy expenses, which are primarily fixed costs, are included in cost of sales. As a percent of sales, the increase in 1997 was due primarily to increases in inventory shrink and LIFO charges, various inventory valuation adjustments, and the impact of competitive pricing in certain markets. As a percent of sales, the decrease in 1996 was due primarily to improvement in the merchandise margin resulting from the Company's vendor consolidation program and a LIFO credit in 1996 versus a LIFO charge in 1995, offset by the impact of competitive pricing in certain markets. In 1995, as a percent of sales, over one-half of the increase was due primarily to less leverage of distribution, buying and occupancy expenses as a result of lower sales in 1995 compared with 1994. The remaining amount of the increase in 1995 is attributable to the impact of competitive pricing in certain markets, among other factors. Cost of sales included a LIFO charge of $5.1 million, $2.6 million and $1.9 million in 1997, 1995 and 1994, respectively, compared with a LIFO credit of $1.0 million in 1996. Inventory acquisition costs and other inventory adjustments increased third quarter 1997 cost of sales by $26 million and decreased fourth quarter cost of sales by $1.7 million, $2.0 million and $2.4 million in 1996, 1995 and 1994, respectively.

Selling, general and administrative expenses were 20.3% of sales for 1997 compared to 20.1% of sales for both 1996 and 1995 and 19.1% of sales for 1994. Pre-opening expenses of $0.0 million, $1.9 million, $7.6 million and $8.9 million are included in selling, general and administrative expenses for 1997, 1996, 1995 and 1994, respectively. Excluding pre-opening expenses, as a percent of sales, the increase in 1997 was due primarily to less leverage of selling, general and administrative expenses as a result of lower sales levels in 1997 compared with 1996. The increase in selling, general and administrative expenses in 1996 was due primarily to higher store payroll and other expenses to support the Company's customer service programs and was partially offset by general and administrative expense savings as a result of the combination of Hechinger and Home Quarters operations under one management team. The increase in 1995 was due primarily to less leverage of selling, general and administrative expenses as a result of lower sales in 1995 compared with 1994. In addition, approximately $6 million was recorded in 1995 for costs related to the combination of the Hechinger and Home Quarters operations, including relocation and professional service fees.

Interest expense, net of capitalized interest, was $32.7 million, $40.2 million, $31.3 million and $29.8 million for 1997, 1996, 1995 and 1994, respectively. The increases in 1997 (over the comparable period in 1996) and in 1996 were primarily due to the increased utilization of the Company's revolving credit facility. The increase in 1995 was due primarily to less interest capitalized on construction-in-progress compared with 1994. Capitalized interest amounted to $0.0 million, $0.3 million, $2.4 million and $3.6 million for 1997, 1996, 1995 and 1994, respectively.

In 1997, as a result of the Merger and change in control, the Company incurred merger-related expenses of approximately $29.1 million, consisting primarily of approximately $4.5 million of professional and advisory services related to the Merger transaction, and approximately $24.6 million of employee-related costs. The majority of these costs were included in accrued liabilities as of September 27, 1997, and were subsequently paid by the Company. (See Note 2 to the Consolidated Financial Statements.)

In 1997, the Company entered into an agreement to sell seven Home Quarters stores in the Michigan market. Competition had continued to intensify in this market, which adversely affected the performance of these stores. Based on the recent performance and limited potential of these stores, management decided to close them. For 1997, 1996 and 1995, these seven stores generated revenue of $84 million, $151 million and $171 million, respectively, while generating operating losses of approximately $8 million, $13 million and $7 million, respectively. (See Note 4 to the Consolidated Financial Statements.) The Company recorded a store closing charge of $31.8 million related to the decision to close and sell these stores. The main components of this charge were:

- Estimated write-down to net realizable value of real estate (approximately $13.6 million), and furniture, fixtures, equipment and other assets (approximately $14.3 million) to be disposed of.
- Estimated cash expenditures for operating costs for the stores during the inventory liquidation period and for employee termination costs of approximately $3.9 million.

The Company consummated the sale of these stores in November 1997.

In 1995, the Company recorded a restructuring charge of $25 million related primarily to the Company's decision to combine its Hechinger and Home Quarters operations under one management team. By merging the management, purchasing and administrative functions of its two operating subsidiaries, the

Company believed it would be in a better competitive position as it operated a more efficient organization and increased purchasing power with its vendors. In addition, in 1996 the Company reduced its annual general and administrative costs by approximately $16 million primarily from the elimination of duplicate information systems and management and administrative functions. (See Note 4 to the Consolidated Financial Statements.)

In 1994, the Company recorded a store closing charge of $61.9 million primarily related to the Company's decision to close 22 stores in certain markets (the "Store Closing Charge"). The main components of this charge were costs related to the write-down of inventories and furniture, fixtures, equipment and other assets to be disposed of, carrying costs of the closed stores and employee termination costs. Disposition of the closed stores is accomplished by subleasing or assigning the property to a new occupant or reverting possession back to the landlord. The Company previously expected that it would dispose of or sublease the remaining stores by January 1999. As a result of certain decisions made by management of the Company related to the future disposition of these properties, in 1997 the Company revised its estimate and recorded an additional store closing charge of $42.7 million for the estimated continuing carrying costs for these stores, consisting primarily of rents and other related costs (together with the Store Closing Charge, the "Store Closing Charges"). The Company believes that the accrual of $47.6 million as of September 27, 1997 is adequate to cover future liabilities related to the carrying costs of the closed stores. (See Note 4 to the Consolidated Financial Statements.)

Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" was issued in 1995. The statement requires companies to review long-lived assets and certain intangible assets in certain circumstances, and if the value of the assets is impaired, to record an impairment loss. In 1997, management of the Company made decisions to close and dispose of certain properties, including a distribution facility. As a result, the Company recorded an impairment loss of approximately $29.3 million which reflects the difference between the carrying value of the properties and the estimated sales value, net of estimated costs to sell. The Company is actively pursuing the disposal of these properties. This amount also includes approximately $9.0 million related to the write-off of the unamortized portion of leasehold acquisition costs of certain closed stores, which management believes is not recoverable.

In 1995, the Company recorded aggregate impairment losses of approximately $30 million. As a result of the Company's decision to slow down its expansion plans and not to pursue development of a number of real estate properties which had been acquired for future store expansion, the Company decided to dispose of these properties, and recorded an impairment loss related to these properties of approximately $15 million. This non-cash charge reflected the difference between the carrying value of the properties and the estimated sales value, net of estimated costs to sell. The Company is actively pursuing the disposal of these properties. Also in 1995, the Company reviewed its property, furniture, fixtures and equipment and evaluated how these assets would continue to be used in its operations. Based on this evaluation, the Company recorded an impairment loss related to certain property, furniture, fixtures and equipment of approximately $15 million.

The effective income tax expense (benefit) rates were 0.6%, 0.0%, (3.7%) and (35.9%) of the losses before income taxes for 1997, 1996, 1995 and 1994, respectively. The effective tax rates for 1997 and 1996 differ from the statutory rates as a result of increases in the valuation reserve on the deferred tax assets resulting from each year's loss. The effective tax rate for 1995 differed from the statutory rate as a result of the effect of a valuation allowance established on the Company's deferred tax asset generated from restructuring and asset impairment charges recorded in 1995. The effective tax rate for 1994 differed from the statutory rate due primarily to tax-free earnings on funds available for investment and various tax credits. As described in Note 2 to the Consolidated Financial Statements, on September 25, 1997 Centers Holdings acquired the Company. This transaction constituted an ownership change as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). This ownership change subjects the Company to a $5.5 million annual limitation in future years in the use of certain items reflected as deferred tax assets, including net operating loss carryforwards and certain other tax attributes which were available on the date of the ownership change. As a result, due to uncertainties regarding the realization in future periods of the deferred tax assets, the Company has provided a valuation allowance on substantially all of its gross deferred tax assets. As of September 27, 1997, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $81 million (net of approximately $44 million which will not be utilized by the Company pursuant to the Section 382 limitation), substantially all of which is subject to the $5.5 million annual limitation resulting from the ownership change. The Company's net operating loss carryforwards expire between 2009 and 2012. The Company's alternative minimum tax credit carryforward of $3.6 million is available indefinitely as it does not expire. (See Note 11 to the Consolidated Financial Statements.)

The Company has been proactive with respect to ensuring that its computer systems will be year 2000 compliant. Much of the software utilized by the Company has been updated in recent years for business reasons, is "off-the-shelf" in nature, and was either purchased as being year 2000 compliant, or has been updated to be compliant under routine maintenance agreements. Other Company systems that will need updating are more unique and some are proprietary in nature. The Company estimates that approximately 60% of its systems are currently compliant and expects that substantially all of its remaining systems will be compliant by mid-1999. The Company estimates that it will spend up to $3 million associated with these remaining system changes.

LIQUIDITY AND CAPITAL RESOURCES. Net cash flows from operations were $20.0 million, $47.1 million and $3.5 million in 1997, 1995 and 1994, respectively. Net cash flows used in operations were $59.1 million in 1996. The change between 1997 and 1996 was the result of decreased inventory levels, due primarily to the closing of the seven Michigan stores, and increases in accounts payable and accrued expenses, partially offset by increased losses in 1997, net of non-cash store closing and merger-related items. The decrease between 1996 and 1995 was due primarily to a decrease in accounts payable and accrued expenses, increased losses in 1996 and the use of cash relating to store closings and the Company's restructuring. The increase between 1995 and 1994 was the result of decreased inventory levels, due primarily to the store closings, and increases in accounts payable and accrued expenses, partially offset by increased losses in 1995 and the use of cash relating to store closings.

Net cash flows used in investing activities were $240.8 million in 1997 compared to $19.9 million, $29.7 million and $89.0 million in 1996, 1995 and 1994, respectively. The increase between 1997 and 1996 was primarily due to the purchase of net assets from BSQ. The decreases between 1996 and 1995 as well as 1995 and 1994 were due to decreased levels of capital spending resulting from reductions to the Company's store expansion, relocation and remodeling programs. These programs were largely financed from the Company's marketable securities in 1995 and 1994.

Net cash flows from financing activities were $271.3 million in 1997 and were largely funded by the Company's new senior secured revolving credit facility, contributed capital from the Company's parent, and a non-interest-bearing advance from the parent. Net cash flows were $79.9 million in 1996 and were funded primarily from the Company's revolving credit facility. Net cash flows used in financing activities were $7.9 million in 1995 and primarily resulted from cash dividends paid to the Company's stockholders. Net cash flows from financing activities were $92.1 million in 1994 and primarily resulted from the net proceeds of sale and leaseback transaction.

Cash and cash equivalents were $87.2 million, $36.7 million and $35.8 million at September 27, 1997, February 1, 1997 and February 3, 1996, respectively.

On September 26, 1997, Centers Holding, BSQ, and the Company entered into a new senior secured revolving credit facility, which permits borrowings of up to $600 million (the "Credit Agreement"). The Credit Agreement replaced a $200 million revolving credit facility and all letter of credit facilities outstanding. This facility is guaranteed by the Company, collateralized by merchandise inventories and expires in September 2002. The amount available under the facility fluctuates based on the Company's "Eligible Inventory" balance (as defined in the Credit Agreement). The initial borrowings under the facility were used to buy the net assets of BSQ. The borrowings under the Credit Agreement bear interest at a rate which fluctuates based on (i) the greatest of (a) Prime
Rate, (b) the Base CD Rate (as defined) plus 1.0%, or (c) the Federal Funds rate plus 0.5%, plus an additional 0.0% to 0.5% based on the Interest Coverage Ratio (as defined) or (ii) LIBOR plus an additional 1.5% to 2.0% based on the Interest Coverage Ratio (as defined), in accordance with the Credit Agreement. The interest rate on the borrowing was 9.0% at September 27, 1997. Amounts available under the borrowing agreement as of September 27, 1997 approximated $285.4 million.

The Credit Agreement contains certain covenants which restrict the Company's ability to, among other things, enter into additional indebtedness, make acquisitions or sales of certain assets and declare and pay cash dividends. In addition, the Credit Agreement limits the annual amount of capital expenditures of the Company and, beginning with the period ending June 1998, requires the Company to maintain minimum quarterly EBITDA (as defined) at increasing levels.

The Company is in the process of eliminating duplicate overhead functions related to BSQ's operations. Accordingly, the Company will incur duplicative overhead expenses during the integration period, including costs associated with integrating information technology systems. The Company expects these costs to approximate $22 million in fiscal 1998.

In August 1994, the Company sold 13 stores for $99.3 million, net of expenses, and concurrently leased the properties back for an initial term of 25 years. The lease is renewable at the Company's option for nine additional terms of five years each.

Under the terms of a sale and leaseback transaction completed in 1990, the Company is restricted from taking certain actions that would result in its net worth, less goodwill, falling below $175 million. Under the terms of certain sale and leaseback transactions completed in 1992, the Company is required to maintain a minimum net worth of $200 million. Under the 1992 transaction, in the event this minimum net worth is not maintained, the Company could be required to repurchase properties aggregating approximately $42 million.

The Company anticipates that capital expenditures for fiscal 1998 will be approximately $60 million. Management believes that cash and cash equivalents, cash generated from operations and its available credit facility are adequate to meet the Company's working capital needs and planned capital expenditures for fiscal 1998.

IMPACT OF INFLATION AND CHANGING PRICES. The Company does not measure precisely the effect of inflation on its operations; however, it does not believe inflation has had a material effect on sales or results of operations.

FORWARD-LOOKING STATEMENTS. Forward-looking statements in this Form 10-K are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. There are various factors that could cause results to differ materially from those anticipated by some statements made herein. Investors are cautioned that all forward looking statements involve risks and uncertainty. Factors that could cause actual results to differ materially include, but are not limited to the following: the strength and extent of new and existing competition; the Company's ability to maintain competitive pricing in its markets; the Company's ability to maintain adequate levels of vendor support; the success of the Company's customer services programs; the Company's ability to attract, train and retain experienced, quality management and employees; the Company's ability to assimilate BSQ's operations into its own; the general economic conditions; housing turnover; interest rates; weather; disposal of excess real estate; and other factors described from time to time in the Company's Securities and Exchange Commission filings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information called for by this item is hereby incorporated by reference from Exhibits 99(a) through 99(h) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 14, 1997, the Company filed a Current Report on Form 8-K which reported that the Company had changed its independent accountants. Ernst & Young, LLP was previously the Registrant's independent accounting firm. On October 7, 1997, Ernst & Young's engagement by the Registrant as its independent accounting firm was terminated and KPMG Peat Marwick LLP, the independent accounting firm of Centers Holdings, was engaged by the Registrant as independent accounting firm. The decision to change accountants was approved and ratified by the Board of Directors of the Registrant at a meeting of said Board on October 8, 1997.

In connection with the audits of the two fiscal years ended February 1, 1997 and the subsequent interim period through October 7, 1997, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which disagreement if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

The audit reports of Ernst & Young LLP on the consolidated financial statements of the Registrant as of and for the years ended February 1, 1997 and February 3, 1996 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified. The audit reports were modified for the Registrant's adoption of SFAS 121 in the fiscal year ended February 3, 1996 and change in method of calculating LIFO inventories in the fiscal year ended January 28, 1995.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information regarding the Company's directors and executive officers as of January 1998:

                                                                                                                   YEAR FIRST
                                                                                                                     JOINED
NAME AND AGE                                    POSITION WITH THE COMPANY                                         THE COMPANY
------------                                    -------------------------                                         -----------

Anthony R. Petrillo      (58)      President, Chief Executive Officer and Director since September 1997.                1997
                                   Prior thereto, Consultant to Thrifty Payless, Inc. since May 1995 and prior thereto, Chairman, Chief Executive Officer and President of Kash n' Karry Food Stores, Inc. since August 1994 and prior thereto,
                                   Consultant.

Mark R. Adams            (36)      Executive Vice President, General Counsel, Treasurer                                 1988
                                   and Secretary since September 1997. Prior thereto, Senior Vice President,
                                   Treasurer and Secretary since March 1995 and prior thereto, served in various capacities as an Officer of the Company.

Martin R. Bocola         (49)      Executive Vice President - Store Operations since                                    1997
                                   September 1997. Prior thereto, Executive Vice President - Store Operations for
                                   Builders Square Stores since September 1995 and prior thereto, Divisional Vice
                                   President - Store Operations for Builders Square since September 1993 and prior thereto, Vice President - Store Operations for Pergament Home Centers.

Harold R. Hall           (48)      Executive Vice President and Chief Financial Officer                                 1989
                                   since September 1997. Prior thereto, Senior Vice President - Finance since
                                   September 1995 and prior thereto, Senior Vice President and Chief Financial
                                   Officer of Home Quarters Warehouse, which was then a wholly-owned subsidiary of
                                   Hechinger Company.

Thomas P. Vertetis       (53)      Executive Vice President - Merchandising and Marketing                               1997
                                   since October 1997. Prior thereto, various officer level positions of increasing responsibility in General Merchandise Management with The Home Depot,
                                   Rickle Home Centers and the Handy Man Corporation.

Leonard I. Green         (64)      Director since September 1997. Executive officer and an
                                   equity owner of Leonard Green & Partners, L.P. ("LGP"), a merchant banking firm that manages GEI, since the formation of LGP and GEI in 1994 by the principals of Leonard Green & Associates, L.P. ("LGA"). Mr. Green has also been, individually or through a corporation, a partner in LGA, a merchant banking firm, since its inception in 1989. Prior to forming LGA, Mr. Green had been a partner of Gibbons, Green, van Amerongen for more than five years. Also a Director of
                                   Rite Aid Corporation, Carr-Gottstein Foods Co., and Communications & Power
                                   Industries, Inc.



Gregory J. Annick        (33)      Director since September 1997. Executive officer and an equity owner, through a trust, of LGP, a merchant banking firm that manages GEI, since the formation of GEI in 1994 by the principals of LGA. Joined LGA as an associate in 1989, became a principal in 1993, and through a corporation became a partner of LGA in 1994. From 1988 to 1989, an associate with the merchant banking firm of Gibbons, Green, van Amerongen. Also a director of
                                   Carr-Gottstein Foods Co., Communications & Power Industries, Inc., and
                                   Leslie's Poolmart, Inc.

John G. Danhakl          (41)      Director since September 1997. Executive officer and an equity owner of
                                   LGP, a merchant banking firm that manages GEI, since 1995. Previously a
                                   Managing Director at Donaldson, Lufkin & Jenrette Securities Corporation
                                   ("DLJ") and had been with DLJ since 1990. Prior thereto a Vice President at
                                   Drexel Burnham Lambert Incorporated. Also a director of Big 5 Corp.,
                                   Communications & Power Industries, Inc., Leslie's Poolmart, Inc.,
                                   Twinlab Corporation, and The Arden Group, Inc.

Jonathan D. Sokoloff     (40)      Director since September 1997. Executive officer and equity owner of LGP, a merchant banking firm that manages GEI, since the formation of LGP and
                                   GEI in 1994 by the principals of LGA. Joined LGA as a partner in 1990. Prior thereto a Managing Director at Drexel Burnham Lambert Incorporated. Also a
                                   director of Twinlab Corporation and Carr-Gottstein Foods Co.

Martin L. Grass          (43)      Director since September 1997.  Chairman of the Board and Chief Executive
                                   Officer of Rite Aid Corporation since 1995.  Prior thereto President and
                                   Chief Operating Officer since April 1989.  Also a director of Tessco
                                   Technologies, Inc. and Mercantile Safe Deposit & Trust Company.

Marvin P. Rich           (52)      Director since September 1997. Executive Vice President, Strategic Planning,
                                   Finance and Administration of Kmart since 1994.  Prior thereto Executive
                                   Vice President, Specialty Companies, Wellpoint Health Networks/Blue Cross of
                                   California from 1992 to 1994.

There is no family relationship between any of the foregoing persons.

In September 1997, following the Merger, executive officers were elected by the Board of Directors of the Company to serve until their successors are chosen and qualified, or as otherwise provided in the Company's By-laws.

ITEM 11. EXECUTIVE COMPENSATION.

The Summary Compensation Table sets forth individual compensation information paid by the Company and its subsidiaries to the Chief Executive Officer and the most highly paid executive officers (the "Named Executive Officers"), for services rendered in all capacities during the fiscal period ended September 27, 1997 ("1997") and fiscal years ended February 1, 1997 ("1996") and February 3, 1996, ("1995"). Subsequent to the Merger (as defined under Item 1. Business.), none of the Named Executive Officers continued to be employed by the Company.


                                                    SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------------
                                                                    LONG-TERM COMPENSATION
                                                                            AWARDS
                                     ANNUAL COMPENSATION             ---------------------     PAYOUTS
                                -----------------------------------             SECURITIES   -----------
                                                      OTHER ANNUAL  RESTRICTED  UNDERLYING   PERFORMANCE     ALL OTHER
NAME AND                        SALARY         BONUS  COMPENSATION    STOCK      OPTIONS       SHARES       COMPENSATION
PRINCIPAL                                                             AWARDS
POSITION                YEAR      ($)            ($)     ($)  (1)      ($)         (#)           ($)          ($) (2)
--------                ------- --------     ---------  ----------  ----------   ---------   -----------    ------------
John W. Hechinger,
 Jr.                    1997(3) $400,000     $       0  $2,565,080     $0         49,000         $0         $3,948,249
  Chairman & Chief         1996  600,000       318,000     269,200      0         49,000          0            382,415
  Executive Officer        1995  541,667             0           0      0         74,500          0             98,087

Kenneth J. Cort         1997(3)  356,667             0   2,458,233      0         38,500          0          3,646,049
  President &
   Chief                   1996  535,000       283,550     129,200      0         38,500          0            134,665
   Operating Officer       1995  478,334             0           0      0        519,250          0              4,012

W. Clark McClelland     1997(3)  223,333             0   1,887,092      0         26,666          0          2,530,050
  Executive Vice           1996  335,000       177,550     247,200      0         26,666          0            264,665
  President & Chief        1995  332,500             0           0      0        113,333          0              3,012
  Financial Officer


The employment of the Named Executive Officers identified above was terminated two days prior to the end of the Company's fiscal year. With the exception of the appointment of Anthony R. Petrillo as President and Chief Executive Officer effective September 25, 1997, the executive authority of any officer of the Company for the period September 25, 1997 through September 27, 1997 was not confirmed. Mr. Petrillo's compensation for this period was not significant. His compensation arrangements have not yet been definitively determined.

----------------------------------

(1) For 1997 and 1996, each amount represents an auto allowance of $8,800 and $13,200, respectively, and the Federal and state taxes paid on each executive's behalf in connection with the purchase of annuities under the Supplemental Executive Retirement Plan ("SERP"). See Supplemental Executive Retirement Plan to follow. For Messrs. Hechinger, Jr., Cort and McClelland, the 1997 amount also includes $1,150,280, $1,093,433 and $750,292, respectively, paid on each executive's behalf in connection with certain Federal excise taxes due as a result of the Merger. See Severance Agreements to follow.

(2) For Messrs. Hechinger, Jr., Cort and McClelland, the 1997 amount includes $1,555,000, $1,533,000 and $1,237,000, respectively, representing the value of annuities purchased on behalf of each executive pursuant to the SERP. For Messrs. Hechinger, Jr., Cort and McClelland, the 1996 amount include $283,000, $129,000 and $259,000, respectively, representing the value of annuities purchased on behalf of each executive pursuant to the SERP. See Supplemental Executive Retirement Plan to follow.

For Messrs. Hechinger, Jr., Cort and McClelland, the 1997 amount also includes severance payments made to each executive in connection with the Merger of $2,289,999, $2,103,549 and $1,283,550, respectively. See Severance Agreements to follow.

For Mr. Hechinger, Jr., the amounts in each year also includes an advance of $93,750 made by the Company pursuant to a Split Dollar Life Insurance arrangement entered into in 1994. Under this arrangement, a trust established by Mr. Hechinger, Jr. has acquired an interest in a life insurance policy on the life of Mr. Hechinger, Jr. and his spouse in the amount of $3,460,000. The trust is responsible for the payment of premiums on the policy. Each year, for up to twelve years, the Company has agreed to advance the premium on the policy up to $93,750 annually. The life insurance policy has been assigned to the Company as security for the amounts advanced and upon the earliest of termination of employment other than by death or disability, age 65, or the death of Mr. Hechinger, Jr. and his spouse, the Company is entitled to be reimbursed directly from the carrier for the amounts advanced. The amounts also include contributions by the Company to the Company Profit Sharing and 401(k) Plans. Company contributions to the Profit Sharing Plan are in such amounts as may be determined by the Board up to the maximum amount allowable under the Internal Revenue Code of 1986, as amended (the "Code"). Company contributions to the 401(k) Plan represent a match of 50% of a participant's first 6% of pay contributed subject to the maximum amount allowable under the Code. Company contributions become 100% vested in both plans after a participant completes prescribed Plan Service and in certain other circumstances.

(3) Represents compensation information related to the 34-week period ended September 27, 1997.

--------------------------------------------------


All stock options granted to the Named Executive Officers for the three previous fiscal periods are disclosed in the Summary Compensation Table. The table below restates the options granted to the Named Executive Officers in the last fiscal period, and provides other information regarding such grants, including an estimate of the Grant Date Present Value. Stock Options are granted pursuant to the 1991 Stock Incentive Plan. The Company has not granted any stock appreciation rights.

                                            OPTION GRANTS IN LAST FISCAL PERIOD
------------------------------------------------------------------------------------------------------------------------------
                                                             INDIVIDUAL GRANTS
                                            NUMBER OF        -----------------   -----------                 GRANT DATE VALUE
                                           SECURITIES        PERCENT OF TOTAL    EXERCISE OR                 -----------------
                                           UNDERLYING         OPTIONS GRANTED     BASE PRICE                      GRANT DATE
                                         OPTIONS GRANTED      TO EMPLOYEES IN      PER SHARE    EXPIRATION      PRESENT VALUE
NAME                                          (#)              FISCAL PERIOD       ($/SH.)         DATE                ($)
------------------------                 ---------------     ----------------    -----------    ----------   -----------------
John W. Hechinger, Jr.                      49,000(1)               6.44%            $1.8125      03/11/07            $27,563
Kenneth J. Cort                             38,500(1)               5.06%             1.8125      03/11/07             21,656
W. Clark McClelland                         26,666(1)               3.50%             1.8125      03/11/07             15,000

-------------------------------------

(1) The options to purchase these shares were granted on March 11, 1997 at an exercise price equal to the fair market value of the then Class A common stock on that date. While the options were originally scheduled to vest on March 11, 1999, pursuant to the merger agreement pursuant to which the Merger was consummated, vesting was accelerated and the Named Executive Officers received the amounts disclosed under Grant Date Value.

----------------------------------------------------------------

The following table sets forth certain information on options exercised during the last fiscal period and unrealized value for both exercisable and unexercisable options at fiscal year end.


                      AGGREGATED OPTION EXERCISES IN LAST FISCAL PERIOD AND FISCAL PERIOD-END OPTION VALUES
------------------------------------------------------------------------------------------------------------------------------

                                                                      NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                       SHARES                        UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
                                      ACQUIRED                     OPTIONS AT FISCAL PERIOD END     AT FISCAL PERIOD END(1)
                                         ON            VALUE       ---------------------------    -----------------------------
                                      EXERCISE       REALIZED     EXERCISABLE   UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
NAME                                  (#) (2)       ($) (2)           (#)            (#)            ($)             ($)
----------------------                ---------     ---------     -----------   -------------    -----------    -------------
John W. Hechinger, Jr.                   49,000      $27,563                0             0              $0              $0
Kenneth J. Cort                          38,500       21,656                0             0               0               0
W. Clark McClelland                      26,666       15,000                0             0               0               0

----------------------------------


(1) Market value of stock at fiscal year end less exercise price, before payment of applicable income taxes.

(2) In connection with the Merger, holders of In-the-Money Options received cash payments in lieu of shares. (See Note 17 to the Consolidated Financial Statements.)

--------------------------------------------------

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

The Company had entered into agreements with the Named Executive Officers pursuant to the Supplemental Executive Retirement Plan (the "SERP"). These agreements provided for retirement benefits equal to 65% of the participant's average annual compensation as defined by the agreements (and excluding certain non-cash compensation such as income from the exercise of stock options and other extraordinary items) for the five highest-paid years of the last ten years of his or her employment, multiplied by a fraction, the numerator of which is the executive's months of employment by the Company not in excess of 360 and the denominator of which is 360. Such benefits are reduced by the amount of an executive's Social Security benefits and payments under the Pension, Profit Sharing and 401(k) Plans of the Company. Benefits generally vest and are payable at age 65, except to the extent funded with annuity purchases as described below, or in certain other cases including disability, on Board approved early retirement. If the participant dies prior to retirement, the participant's named beneficiary will receive an amount equal to 50% of his or her prior year's compensation, payable in equal monthly installments, until the later of the month following the month when the participant would have become 65 or the 120th monthly payment. The agreements also provide for limited cost of living adjustments to an executive's retirement benefits.

Under the SERP, in the event of a change in control of the Company, the Company would fund a Trust for the Named Executive Officers in an amount sufficient to purchase annuities and make related tax payments for a ten-year period. The Trust would then purchase annuities and make related tax payments annually during the ten-year period unless, within two years of the change in control, such Named Executive Officer's employment was terminated by the executive for good reason or by the Company other than for cause; in which case, the Trust would purchase an annuity (and make the related tax payment) on behalf of the Named Executive Officers equal (together with any annuities already purchased for the executive by the Trust) to the expected benefit over such ten-year period. The Company would be required to make additional payments to compensate for excise taxes incurred in connection with the provision of such benefits. As a result of the Merger and subsequent employment termination of each Named Executive Officer, the aggregate amount that the Company was required to fund on behalf of the Named Executives (excluding excise taxes - see discussion under Severance Agreements, below) was $7,730,000. In March 1997, pursuant to the SERP, the Named Executive Officers also received total payments of $485,000.

STOCK INCENTIVE AGREEMENTS

The Company's 1992 Restricted Stock Award Agreement and the Performance Restricted Stock Award Agreements each contain change in control arrangements that were triggered by the Merger. These include: (i) 25,500 shares of restricted stock which had been issued to Mr. Cort pursuant to a 1992 Restricted Stock Award Agreement and (ii) 100,000 shares, 100,000 shares and 60,000 shares of the Company's then Class A Common Stock which were awarded in 1995 to Messrs. Hechinger, Jr., Cort and McClelland, respectively, under Performance Restricted Stock Award Agreements.

The Stock Incentive Agreements generally provide that in the event the Named Executive Officer's employment is terminated following a change in control due to death, disability, by the executive for good reason or by the Company other than for cause, the restriction on such shares granted shall lapse and the executive shall receive such shares free of restrictions. The Stock Incentive Agreements also provide for additional payments to compensate for any excise taxes (see discussion under Severance Agreements, below) incurred in connection with the exercise of any option or receipt of any benefits. The aggregate amount received by Messrs. Hechinger, Jr., Cort and McClelland under these agreements was $678,063.

SEVERANCE AGREEMENTS

Under the terms of the Named Executive Officers Severance Agreements dated April 10, 1997 entered into by the Company and each of the Named Executive Officers, each Named Executive Officer would receive a benefit equal to three times the sum of his annual salary and the average of his last three annual bonuses if the executive was terminated for reasons other than cause, death, disability or retirement or by the Named Executive Officer for "good reason" within two years following a change in control of the Company. Each Named Executive Officer would also be eligible for additional benefits for thirty-six months in the event of such termination. These additional benefits included existing medical, dental and life insurance (provided the executive paid the premiums due under such plans); merchandise discounts; outplacement services; monthly auto allowances up to an annual cost of $13,200; and payment of excise taxes incurred in connection with the payments received. The Named Executive Officers Severance Agreements contained confidentiality requirements applicable to the Named Executive Officers during and after their employment with the Company. Pursuant to the terms of the Named Executive Officers Severance Agreements, the Named Executive Officers received approximately $5.7 million in the aggregate (excluding excise taxes).

Total payments with respect to excise taxes made on behalf of the Named Executive Officers for all benefits in the aggregate approximated $3 million.

CERTAIN NON-COMPETE ARRANGEMENTS

Simultaneously with the execution of the Merger Agreement, Messrs. Hechinger, Jr., Cort and McClelland entered into certain arrangements pursuant to which they have agreed to limit their ability to compete with the Company and not to hire certain employees of the Company during for a period ranging from twelve to twenty-four months.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The Company's outstanding capital stock is indirectly wholly-owned by Centers Holdings. The following table sets forth the ownership of the common stock of Centers Holdings ("Centers Holdings Common Stock") as of January 13,1998 by any person known by the Company to be the beneficial owner of more than 5% of the Centers Holdings Common Stock (for whom an address is also provided), the Company's directors and executive officers named in the Summary Compensation Table above, and all executive officers and directors of the Company as a group.

NAME AND ADDRESS(1)
OF BENEFICIAL OWNER                  NUMBER OF SHARES           PERCENT OF CLASS
-----------------------------------  ----------------           ----------------
Green Equity Investors II, L.P. (2)     490,000                           92.6%
Builders Square, Inc. (2) (3)           210,000                           28.4
Anthony R. Petrillo                           0                            0
John W. Hechinger, Jr.                        0                            0
Kenneth J. Cort                               0                            0
W. Clark McClelland                           0                            0
Leonard I. Green                             (4)                          (4)
Jonathan D. Sokoloff                         (4)                          (4)
John G. Danhakl                              (4)                          (4)
Gregory J. Annick                            (4)                          (4)
Marvin P. Rich                                0                            0
Martin L. Grass (5)                      39,200                            7.4
All Executive Officers and Directors
    as a Group (6)                      529,200                          100.0

----------------------------------

(1) The address for Green Equity Investors II, L.P. ("GEI II") and
Messrs. Green, Sokoloff, Danhakl and Annick is 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025. The address for Builders Square, Inc. (solely in the context of this Item 12. "Builders Square") is c/o Kmart Corporation, 3100 West Big Beaver Road, Troy, Michigan, 48084. Builders Square is a subsidiary of Kmart.

(2) Pursuant to the Securityholders Agreement (as defined below), each of GEI II and Builders Square has agreed to vote for the directors designated by the other. See Securityholders Agreement, below.

(3) Represents 210,000 shares of Centers Holdings that Builders Square has the right to acquire pursuant to a currently-exercisable warrant received in conjunction with the Initial Purchase. As of January 13, 1998, Builders Square had not exercised the warrant. For purposes of calculating Builders Square's ownership percentages, the shares for which the warrant is exercisable are deemed to be outstanding, but are not so deemed in calculating the ownership percentages of any of the other stockholders.

(4) GEI II is a Delaware limited partnership managed by Leonard Green & Partners, L.P. ("LGP"), which is an affiliate of the general partner of GEI II. Each of Messrs. Green, Sokoloff, Danhakl and Annick, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control LGP and such general partner and thus may be deemed to be beneficial owners of the shares of Centers Holdings Common Stock owned by GEI II.

(5) All of these shares are owned by Square Builders, LLC, a Maryland limited liability company, the managing member of which is Mr. Grass and the other member of which is Mr. Grass's father.

(6) Includes the shares identified in note (4) above.

--------------------------------------------------

SECURITYHOLDERS AGREEMENT

In connection with the Initial Purchase, GEI II, Builders Square and Centers Holdings entered into a Securityholders Agreement (the "Securityholders Agreement") which, among other things, provides that (i) the Board of Directors of Centers Holdings (the "Centers Holdings Board") will consist of six members,
(ii) GEI II and Builders Square will each vote any shares of Centers Holdings Common Stock they own (a) in the case of GEI II, in favor of one nominee selected by Builders Square and (b) in the case of Builders Square five nominees selected by GEI II (six if GEI II elects to expand the Centers Holdings Board to seven members). The Securityholders Agreement also provides that, so long as certain minimum ownership requirements by Builders Square or its transferee are met, the affirmative vote of Builders Square's nominees on the Centers Holdings Board will generally be required to approve transactions not in the ordinary course of business. In addition, the Securityholders Agreement provides for certain share transfer restrictions and grants Builders Square "tag-along" rights in connection with certain sales of Centers Holdings Common Stock by GEI II. In addition, the Securityholders Agreement grants GEI II and Builders Square certain demand and "piggyback" registration rights. The voting, transfer and tag-along provisions of the Securityholders Agreement will terminate generally if the Centers Holdings Common Stock is listed or admitted to trading on a national securities exchange or quoted on The Nasdaq Stock Market's National Market or traded in the over-the-counter market.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

Prior to September 25, 1997, Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") required the Company's directors, executive officers and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports in changes in ownership of shares of the Company's common stock and other equity securities of the Company. Executive officers, directors and 10% beneficial owners were required by Commission regulation to furnish the Company with copies of all Section 16 (a) reports they file.

To the Company's knowledge, based on review of the copies of such reports furnished to the Company and representations from certain persons that no other reports were required for such persons, all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with during the last fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The majority of the Builders Square stores are leased or subleased by the Company from BSQ pursuant to a lease and sublease. Ten stores are subleased under a master month-to-month rental agreement. The lease and sublease each provide for an initial lease term of six years, with two five-year options. In addition, the Company may decline to renew the lease and/or sublease on up to 40 stores. At September 27, 1997, minimum fixed rental commitments under the lease, sublease and rental agreement to BSQ for the next year were approximately $119 million. The approximate amount of rental expense under these agreements for the period of September 26, 1997 through September 27, 1997 was $660,000.

The majority of the facilities subleased by the Company from BSQ are in turn subleased by BSQ from Kmart pursuant to subleases as modified by the Consent and Undertaking Agreement (the "Consent Agreement"). The Consent Agreement provides in general for certain standardized terms for the subleased properties, to the extent permitted by and not violative of the underlying leases between Kmart and its lessors. All of the subsidiaries of Centers Holdings, including the Company and each of its subsidiaries, have unconditionally guaranteed the payment and performance of the subleases.

During 1997, ten of the Company's stores were leased from Hechinger Enterprises, a partnership consisting of members of the Hechinger and England families known by the Company to have been the beneficial owners of more than 5% of the Company stock prior to the Merger. The rentals paid by the Company to Hechinger Enterprises under these leases were $2.3 million. In the opinion of management, the terms of these leases were at least as favorable to the Company as those leases which the Company has with unaffiliated lessors for comparable premises.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as a part of this Report:

1. Financial Statements. The following Consolidated Financial Statements of Hechinger Company and subsidiaries are hereby incorporated by reference from Exhibits 99(a) - 99(h) of this report.

                                                                                    EXHIBIT
                                                                                    -------

Financial Highlights                                                                 99(a)

Quarterly Results                                                                    99(b)

Consolidated Statements of Operations - Thirty-four week period ended September
27, 1997, and years ended February 1, 1997, February 3, 1996 and January 28,
1995                                                                                 99(c)

Consolidated Balance Sheets - As of September 27, 1997, February 1, 1997 and
February 3, 1996                                                                     99(d)

Consolidated Statements of Cash Flows - Thirty-four week period ended September
27, 1997, and years ended February 1, 1997, February 3, 1996 and January 28,
1995                                                                                 99(e)

Consolidated Statements of Stockholders' Equity - Thirty-four week period ended
September 27, 1997, and years ended February 1, 1997, February 3, 1996 and
January 28, 1995                                                                     99(f)

Notes to Consolidated Financial Statements                                           99(g)

Independent Auditors' Reports                                                        99(h)

2. Financial Statement Schedules. Schedules have been omitted because the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3.  Exhibits.

EXHIBIT NUMBER                 DOCUMENT
--------------                 --------

3(a) Certificate of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, File No. 33-27134), as amended by the merger agreement filed as Exhibit 10(f) herewith.

3(b) By-Laws, as amended (incorporated by reference to Exhibit 3(b) to Annual Report on Form 10-K for the fiscal year ended February 3, 1990, File No. 0-7214).

4(a) Indenture, dated as of March 15, 1987, between the Company and First Union National Bank of North Carolina, relating to 5-1/2% Convertible Subordinated Debentures Due 2011 (incorporated by reference to Exhibit 4(d) to Registration Statement on Form S-3, File No. 33-12649); as amended by Supplemental Indenture dated January 31, 1997 between the Company and First Union National Bank of North Carolina (incorporated by reference to Exhibit 4(a) to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997).

4(b) Indenture, dated as of October 1, 1992, between the Company and First Union National Bank of North Carolina, and the Prospectus Supplement dated November 12, 1992 relating to 9.45% Senior Debentures due 2012 (incorporated by reference to Exhibit 4 to Registration Statement on Form S-3, File No. 33-52960); as amended by Supplemental Indenture dated January 31, 1997 between the Company and First Union National Bank of North Carolina (incorporated by reference to
Exhibit 4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997).

4(c) Indenture, dated as of October 1, 1992, between the Company and First Union National Bank of North Carolina, and the Prospectus Supplement dated October 21, 1993 relating to 6.95% Senior Notes due 2003 (incorporated by reference to Exhibit 4 to Registration Statement on Form S-3, File No. 33-52960); as amended by Supplemental Indenture dated January 31, 1997 between the Company and First Union National Bank of North Carolina (incorporated by reference to Exhibit 4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997).

10(a) Form of Deferred Compensation Agreement between the Company and John W. Hechinger and Richard England, respectively (incorporated by reference to Exhibit 10 to Registration Statement on Form S-3, File No. 2-98155).

10(b) Revolving Credit Agreement dated as of February 20, 1996 among Hechinger Stores Company and Hechinger Stores East Coast Company, as borrowers, the financial institutions from time to time party thereto, as Lenders, and The CIT Group/Business Credit, Inc., as Agent (incorporated by reference to Exhibit 99 to Registration Statement on Form 8-K, File No. 0-7214).

10(c) Form of Severance Agreement (incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended February 1,
1997).

10(d) Form of Supplemental Executive Retirement Agreement; form of amendments between the Company and the Named Executive Officers (incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997).

10(e) Bill of Sale, Assignment and Assumption Agreement dated as of September 26, 1997 by and between BSQ Transferee Corp. and Hechinger Investment Company of Delaware, Inc. (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated October 14, 1997).

10(f) Agreement and Plan of Merger, dated as of July 17, 1997, by and among Hechinger Acquisition, Inc., BSQ Acquisition, Inc. and Hechinger Company (incorporated by reference to Exhibit 2A to the Company's Current Report on Form 8-K dated October 8, 1997), as amended by First Amendment, dated as of August 27, 1997, to the Agreement and Plan of Merger, dated as of July 17, 1997, by and among Hechinger Acquisition, Inc., BSQ Acquisition, Inc. and Hechinger Company (incorporated by reference to Exhibit 2B to the Company's Current Report on Form 8-K dated October 8, 1997).

10(g) Credit Agreement, dated as of September 26, 1997, among Hechinger Investment Company of Delaware, Inc., as Borrower, Centers Holdings, Inc., BSQ Acquisition, Inc., BSQ Transferee Corp., Hechinger Company, Hechinger Stores Company and Hechinger Stores East Coast Company, The Lenders Party Thereto, The Chase Manhattan Bank, as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender, BankAmerica Business Credit, Inc., as Documentation Agent and Borrowing Base Audit Agent, and Citicorp USA, Inc., as Syndication Agent with Chase Securities Inc., as Arranger (incorporated by reference to Exhibit 99 to the Company's Current Report on Form 8-K dated September 26, 1997).

21     Subsidiaries of the Registrant

27     Financial Data Schedule

99(a)  Financial Highlights

99(b)  Quarterly Results

99(c)  Consolidated Statements of Operations

99(d)  Consolidated Balance Sheets

99(e)  Consolidated Statements of Cash Flows

99(f)  Consolidated Statements of Stockholders' Equity

99(g)  Notes to Consolidated Financial Statements

99(h)  Independent Auditors' Reports



                            (b) Reports on Form 8-K.

On July 21, 1997, the Company filed a Current Report on Form 8-K which reported that the Company had entered into the Merger Agreement.

On August 29, 1997, the Company filed a Current Report on Form 8-K which reported that the Company had entered into the First Amendment to the Merger Agreement.

On October 8, 1997, the Company filed a Current Report on Form 8-K which reported that (i) a change in control of the Company had occurred on September 25, 1997, (ii) the Company had requested that the Company's Common Stock be delisted from the Nasdaq National Market and (iii) the Company intended to file a statement on Form 15 with the Commission to terminate the Company's periodic reporting requirements under the Exchange Act, with respect to the Company Common Stock.

On October 14, 1997, the Company filed a Current Report on Form 8-K which reported that (i) the Company, pursuant to a Bill of Sale, Assignment and Assumption Agreement dated as of September 26, 1997, purchased from BSQ certain of the assets of BSQ, (ii) the Company had entered into leases and subleases for stores and support facilities previously operated by BSQ, (iii) the Company, Centers Holdings and BSQ had entered into the Credit Agreement, (iv) the Company had changed its independent accountants, and (v) the Company had changed its fiscal year end. (See "Item 1. Business.")

On December 19, 1997, the Company filed a Current Report on Form 8-K which filed the financial statements and pro forma financial information required by the Current Report on Form 8-K filed by the Company on October 14, 1997.

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

                                   HECHINGER COMPANY
                                   -----------------
                                   (Registrant)

Date:  January 13, 1998       By   /S/ Anthony R. Petrillo
                                   -------------------------------------
                                   Anthony R. Petrillo
                                   President, Chief Executive Officer and
                                   Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                    Title                                            Date
--------------------------   --------------------------------------------   -------------------
/S/ Anthony R. Petrillo      President, Chief Executive Officer and           January 13, 1998
--------------------------    Director
Anthony R. Petrillo


/S/ Harold R. Hall           Executive Vice President and Chief               January 13, 1998
--------------------------    Financial Officer (Principal Financial
Harold R. Hall                and Accounting Officer)



/S/ Leonard I. Green         Director                                         January 13, 1998
--------------------------
Leonard I. Green

/S/ Gregory J. Annick        Director                                         January 13, 1998
--------------------------
Gregory J. Annick

/S/ John G. Danhakl          Director                                         January 13, 1998
--------------------------
John G. Danhakl

/S/ Jonathan D. Sokoloff     Director                                         January 13, 1998
--------------------------
Jonathan D. Sokoloff

                             Director                                         January 13, 1998
--------------------------
Martin L. Grass

                             Director                                         January 13, 1998
--------------------------
Marvin P. Rich


                       HECHINGER COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                         PERIOD ENDED SEPTEMBER 27, 1997

                         INDEX TO SCHEDULES AND EXHIBITS

                                                                                    SEQUENTIALLY
DESCRIPTION                                                                        NUMBERED PAGE
------------------------------------------------------------------------------------------------
Exhibit 21                     Subsidiaries of the Registrant

Exhibit 27                     Financial Data Schedule

Exhibit 99(a)                  Financial Highlights

Exhibit 99(b)                  Quarterly Results

Exhibit 99(c)                  Consolidated Statements of Operations

Exhibit 99(d)                  Consolidated Balance Sheets

Exhibit 99(e)                  Consolidated Statements of Cash Flows

Exhibit 99(f)                  Consolidated Statements of Stockholders' Equity

Exhibit 99(g)                  Notes to Consolidated Financial Statements

Exhibit 99(h)                  Independent Auditors' Reports
