Form 10-Q
period 1998-04-04
HECHINGER CO
filed 1998-05-19
CIK 46517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

CHECK ONE

  x    Quarterly report pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934 for the thirteen and twenty-seven weeks ended April 4, 1998 or

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

             YES       X                             NO
                 -------------                          -------------

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of May 19, 1998.

                  10 shares of Common Stock, $.01 par value

                                HECHINGER COMPANY
                               INDEX TO FORM 10-Q
              THIRTEEN AND TWENTY-SEVEN WEEKS ENDED APRIL 4, 1998

--------------------------------------------------------------------------------


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS. Hechinger Company, a Delaware corporation (together with its direct and indirect subsidiaries, the "Company"), is a leading specialty retailer providing products and services for the care, repair, remodeling and maintenance of the home and garden. At April 4, 1998, the Company operated 255 stores under the Hechinger ("Hechinger"), Builders Square ("Builders Square"), Home Quarters Warehouse ("Home Quarters"), Wye River Hardware and Home ("Wye River"), and Better Spaces ("Better Spaces") names.

On September 25, 1997, Centers Holdings, Inc., a Delaware corporation, through a wholly-owned subsidiary (collectively "Centers Holdings"), acquired the Company through a merger transaction (the "Merger"). On September 25, 1997, Centers Holdings also purchased BSQ Transferee Corp. ("BSQ"), a Delaware corporation, which held substantially all of the assets and liabilities of the Builders Square business of Kmart Corporation ("Kmart") (the "Initial Purchase"). BSQ and the Company are affiliates as a result of these transactions. On September 26, 1997, the Company purchased certain assets of BSQ (the "Purchase") for cash and the assumption of certain liabilities. The assets purchased, which consisted primarily of inventory, and the liabilities assumed were recorded at BSQ's carrying values, which are subject to certain adjustments. During the 13 week period ended April 4, 1998, certain adjustments to the purchase price of the Purchase were made relating primarily to the reduction in capital lease obligations from putting certain stores back to BSQ and the final determination of the fair value of certain assets purchased and liabilities assumed. The principal assets of BSQ which were not acquired by the Company included assets held for resale, and certain real property, buildings and fixtures. Also on September 26, 1997, as part of the Purchase, BSQ and the Company entered into subleases which cover substantially all of BSQ's leased operating facilities, and a lease which covers certain operating facilities owned by BSQ.

In 1997, the Company changed its fiscal year end to the Saturday closest to September 30. Prior to this change, the Company's fiscal year ended on the Saturday closest to January 31. The first quarter of the Company's newly adopted fiscal year ("1998") was 14 weeks and ended January 3, 1998. The corresponding quarter of the previous fiscal year ("1997") ended January 4, 1997 and was 13 weeks. The second quarters of 1998 and 1997 ended April 4, 1998 and April 5, 1997, respectively, and each were 13 weeks. Results for 1997 contained herein have been restated so as to coincide with the Company's new fiscal year. As a result of the Purchase, the Company's financial statements include the results of Builders Square stores subsequent to September 25, 1997.

The following table sets forth the number of stores operated by the Company in 1998 and 1997:

Period                                            1998         1997
--------------------------------------------------------------------
At beginning of fiscal year                        271          117
Closings                                           (16)           0
                                                  -----      ------
At end of second quarter                           255          117
                                                  =====      ======

The following table sets forth the net sales reported by the Company (in millions):

                                                  Total    Comparable
                  Period Ended   Period Ended     Sales    Store Sales
                  Apr. 4, 1998   Apr. 5, 1997   % Change    % Change
--------------------------------------------------------------------------------
13 weeks ended         $744.5      $427.0          74%       (15%)
Year-to-date         $1,667.3      $918.3          82%       (14%)

The increase in net sales was due primarily to the increased number of stores resulting from the acquisition of 161 Builders Square stores on September 26, 1997. Additionally, year-to-date sales increased over the previous fiscal year as a result of the additional week in the first quarter of 1998 compared to the first quarter of 1997 (14 weeks vs. 13 weeks). Comparable store sales for 1998 (including the Builders Square stores) compared with the same number of weeks from the previous fiscal year decreased primarily due to increased competition.

For the second quarter of 1998, cost of sales was 81.3% of sales compared with 78.8% of sales for the corresponding period in the previous year. On a year-to-date basis, cost of sales in 1998 was 81.7% of sales compared with 79.5% of sales in the previous year. Buying and occupancy expenses are included in cost of sales and are comprised substantially of fixed costs. As a percent of sales, the increases in cost of sales are due primarily to less leverage of buying and occupancy expenses this year compared with the corresponding period in the prior year due to the decrease in comparable stores sales.

For the second quarter of 1998, selling, general and administrative expenses were 21.1% of sales compared with 24.6% of sales for the corresponding period last year. On a year-to-date basis, selling, general and administrative expenses in 1998 were 19.9% of sales compared with 22.7% of sales in the previous year. As a percent of sales, the decreases in selling, general and administrative expenses were due primarily to reductions in general and administrative overhead and advertising expenses compared with the corresponding period in the prior year.

The Company is in the process of eliminating duplicate overhead functions related to BSQ's operations. Accordingly, the Company estimates it will incur approximately $25 million associated with the elimination of duplicative overhead expenses including costs associated with integrating information technology systems. Expenses related to these business consolidation costs were $7.4 million in the 13 week period ended April 4, 1998 and $21.4 million on a year-to-date basis.

For the second quarter of 1998, interest expense was $18.2 million, or 2.4% of sales, compared with $10.6 million, or 2.5% of sales, for the corresponding period last year. On a year-to-date basis, interest expense was $37.6 million, or 2.3% of sales, compared with $21.1 million, or 2.3% of sales, for the corresponding period last year. The increase was due primarily to higher borrowings under the Company's revolving credit facility this period compared with the corresponding periods in the prior year as well as capital lease interest for certain of the newly acquired Builders Square stores.

No Federal income tax expense was recorded for the 13 and 27 week periods ended April 4, 1998 or the corresponding periods of the previous year. During the 13 week period ended April 4, 1998, the Company recorded approximately $1.3 million of state income tax expense. No such amounts were recorded in the corresponding period of the previous year. The effective tax rate for 1998 differs from the statutory rate as a result of the effect of the valuation allowance on the deferred tax assets. On September 25, 1997, Centers Holdings acquired the Company. This transaction constituted an ownership change as defined under
Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). This ownership change subjects the Company to a $5.5 million annual limitation in future years in the use of certain items reflected as deferred tax assets, including net operating loss carryforwards and certain other tax attributes which were available on the date of the ownership change. As a result, due to uncertainties regarding the realization in future periods of the deferred tax assets, the Company has provided a valuation allowance on substantially all of its gross deferred tax assets. At September 27, 1997, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $81 million (net of approximately $44 million which will not be utilized by the Company pursuant to the Section 382 limitation), substantially all of which is subject to the $5.5 million annual limitation resulting from the ownership change. The Company's net operating loss carryforwards expire between 2009 and 2012. The Company's alternative minimum tax credit carryforward of $3.6 million is available indefinitely as it does not expire.

The Company has been proactive with respect to ensuring that its computer systems will be year 2000 compliant. Much of the software utilized by the Company has been updated in recent years for business reasons, is "off-the-shelf" in nature, and was either purchased as being year 2000 compliant, or has been updated to be compliant under routine maintenance agreements. An outside consulting firm has recently been retained by the Company to assess all of its major systems and develop a plan for the Company to update or replace any remaining non-compliant systems by mid-1999. Once this plan has been developed, the Company will be able to estimate more precisely the costs to be incurred in this regard.

LIQUIDITY AND CAPITAL RESOURCES. Net cash flows used in operations were $95.7 million and $25.2 million in the first half of 1998 and 1997, respectively. The change was primarily the result of increased losses in 1998, which included one-time business consolidation costs of $21.4 million relating to the Purchase.

Net cash flows from investing activities were $55.7 million in the first half of 1998 and were primarily due to receipt of $49.9 million in proceeds relating to the sale of seven Home Quarters Warehouse stores in the Michigan market. Additionally, the Company surrendered certain corporate owned life insurance policies and received proceeds for the cash surrender value, net of policy loans and other amounts due, of $18.3 million. Offsetting these proceeds was a purchase accounting adjustment to capital leases of $14.4 million as well as capital spending of $1.3 million. Net cash flows used in investing activities were $15.7 million in the first half of 1997 and were primarily the result of capital spending relating to the Company's store expansion, relocation and remodeling programs.

Net cash flows from financing activities were $35.0 million in the first half of 1998 and were largely funded by $25.0 million of capital contributed by the Company's parent as well as the Company's senior secured revolving credit facility. Net cash flows used in financing activities were $1.4 million in the first half of 1997.

Cash and cash equivalents were $82.2 million and $87.2 million at April 4, 1998 and September 27, 1997, respectively.

In July 1997, the Company entered into an agreement to sell seven Home Quarters Warehouse stores in the Michigan market. As a result, as of August 2, 1997, the Company recorded a charge of $31.8 million related to the decision to close and sell these stores. The main components of this charge were a write-down to net realizable value of real estate (approximately $13.6 million), and furniture, fixtures, equipment and other assets (approximately $14.3 million) to be disposed of, as well as estimated cash expenditures for operating costs for the stores during the inventory liquidation period and for employee termination costs (approximately $3.9 million). As of September 27, 1997, assets held for sale included approximately $50.0 million related to these stores, and approximately $3.0 million of accrued store closing liabilities remained. The Company consummated the sale of these stores in November 1997. As of April 4, 1998, these accrued liabilities had been substantially discharged.

In 1994, the Company recorded a charge of $61.9 million primarily related to the Company's decision to close 22 stores in certain markets. Disposition of the closed stores is accomplished by subleasing or assigning the property to a new occupant or reverting possession back to the landlord. The Company previously expected that it would dispose of or sublease the remaining stores by January 1999. As a result of certain decisions made by management of the Company related to the future disposition of these properties, in 1997 the Company revised its estimate and recorded an additional charge of $42.7 million for the estimated continuing carrying costs for these stores, consisting primarily of rents and other related costs resulting in an accrual of $47.7 million as of September 27, 1997. As of April 4, 1998, approximately $42.2 million of accrued liabilities remained.

Pursuant to the terms of the Purchase, 10 Builders Square stores were subleased under a master month-to-month rental agreement. In addition, the Company can put 15 of the acquired stores and any remaining related lease obligations back to BSQ (collectively with the month-to-month stores, the "put stores"), at any time prior to July 17, 1998. Shortly after the Initial Purchase, BSQ began the process of putting 10 stores back to Kmart, and accordingly recorded a liability of approximately $10 million for the costs related to the closing of the stores. The assets acquired and liabilities assumed from BSQ pursuant to the Purchase included amounts related to the put stores. As of April 4, 1998, substantially all of the initial 10 stores have been closed and the leases terminated. The remaining liability is nominal.

During the 13 week period ended April 4, 1998, the Company informed BSQ that it would exercise its option to put back four additional put stores to BSQ. BSQ also informed Kmart that it would put these stores back to Kmart. In accordance with the Purchase, BSQ purchased the inventory in these four put stores from the Company at its book value, approximating $13.8 million, and is responsible for liquidating the inventory and closing the stores. The Company is continuing the process of identifying the remaining put stores as well as certain overlap stores which may be closed.

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

On September 26, 1997, Centers Holdings, BSQ, and the Company entered into a new senior secured revolving credit facility, which permits borrowings of up to $600 million (the "Credit Agreement"). The Credit Agreement replaced a $200 million revolving credit facility and all letter of credit facilities outstanding. The amount available under the facility fluctuates based on the Company's "Eligible Inventory" balance (as defined in the credit agreement). The Credit Agreement contains certain covenants which restrict the Company's ability to, among other things, enter into additional indebtedness, make acquisitions or sales of certain assets and declare and pay cash dividends. In addition, the Credit Agreement limits the annual amount of capital expenditures of the Company and, beginning with the period ending June 1998, requires the Company to maintain minimum quarterly EBITDA (as defined) at increasing levels. As of April 4, 1998, the Company had outstanding borrowings of approximately $255 million under the Credit Agreement, and had issued and outstanding letters of credit of approximately $43 million under this facility. The available borrowing as of April 4, 1998 was approximately $302 million.

The Company anticipates spending up to $60 million for capital expenditures in 1998. Management believes that cash and cash equivalents, cash generated from operations and its available credit facility are adequate to meet the Company's working capital needs and planned capital expenditures for the next 12 months.

During the 13 week period ended April 4, 1998, Centers Holdings made a contribution of capital to the Company of $25 million in cash.

FORWARD-LOOKING STATEMENTS. Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. There are various factors that could cause results to differ materially and adversely from those anticipated by some statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Factors that could cause actual results to differ materially and adversely include, but are not limited to the following: the strength and extent of new and existing competition; the Company's ability to maintain competitive pricing in its markets; the Company's ability to maintain adequate levels of vendor support; the success of the Company's customer services programs; the Company's ability to attract, train and retain experienced, quality management and employees; the Company's ability to assimilate Builders Square's operations into its own; general economic conditions; housing turnover; interest rates; weather; disposal of excess real estate; and other factors described from time to time in the Company's Securities and Exchange Commission filings.

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

(a)  EXHIBITS

     EXHIBIT
     NUMBER         DOCUMENT
     -------        --------
     27             Financial Data Schedule
     99(a)          Condensed Consolidated Statements of Operations
     99(b)          Condensed Consolidated Balance Sheets
     99(c)          Condensed Consolidated Statements of Cash Flows
     99(d)          Condensed Consolidated Statements of Stockholder's Equity
     99(e)          Notes to Condensed Consolidated Financial Statements

(b)  REPORTS ON FORM 8-K

On March 30, 1998, the Company filed a Current Report on Form 8-K which reported that Mark S. Schwartz had joined the Company as President and Chief Executive Officer replacing Anthony R. Petrillo, who had been Acting President and Chief Executive Officer since the Company was acquired by Centers Holdings, and that Mr. Petrillo will continue to serve the Company as a Director.

                                   SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 19, 1998               HECHINGER COMPANY
                                  -----------------
                                  Registrant



                                  /S/  Mark R. Adams
                                  ------------------
                                  Mark R. Adams
                                  Executive Vice President
                                  and Chief Financial Officer

                                HECHINGER COMPANY
                                INDEX TO EXHIBITS
     FORM 10-Q FOR THE THIRTEEN AND TWENTY-SEVEN WEEKS ENDED APRIL 4, 1998
--------------------------------------------------------------------------------

EXHIBIT NO.
-----------

27       Financial Data Schedule
99(a)    Condensed Consolidated Statements of Operations
99(b)    Condensed Consolidated Balance Sheets
99(c)    Condensed Consolidated Statements of Cash Flows
99(d)    Condensed Consolidated Statements of Stockholder's Equity
99(e)    Notes to Condensed Consolidated Financial Statements