Form 10-K405
period 1998-10-03
HECHINGER CO
filed 1999-01-14
CIK 46517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

CHECK ONE
__X___ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 3, 1998.

                                       or

______ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ________.

COMMISSION FILE NUMBER 0-7214

                                HECHINGER COMPANY
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                      52-1001530
(State or other jurisdiction               (I.R.S. Employer Identification No.)
     of incorporation)

     1801 MCCORMICK DRIVE, LARGO, MARYLAND                        20774
    (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (301) 341-1000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None.

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
                                       YES X           NO
                                          ---            ---

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. (No voting stock is held by non-affiliates subsequent to September 25, 1997.)

                                   --- $ 0 ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 8, 1999.

                    10 shares of Common Stock, $.01 par value

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                     PART I

ITEM 1.  BUSINESS.

Hechinger Company, a Delaware corporation (together with its direct and indirect subsidiaries, the "Company" or the "Registrant") is a leading retailer of products and services for the care, repair, remodeling and maintenance of the home and garden. At October 3, 1998, the Company operated 244 stores, primarily under the Hechinger ("Hechinger"), Home Quarters Warehouse ("Home Quarters") and Builders Square ("Builders Square") names. The 133 Builders Square stores are located primarily in the Southern, Southeastern, Northern and Midwestern parts of the United States. The 62 Hechinger stores are primarily located in the Mid-Atlantic region; and the 46 Home Quarters stores are primarily located in the Southeastern, Northeastern and Midwestern parts of the United States. The remaining three stores are being converted to Hechinger or Home Quarters stores.

The following table sets forth the number of stores operated by the Company at fiscal year-end and the aggregate amount of square feet of store space under roof for the specified periods:

                                                                          STORE
                                                     NUMBER           SQUARE FOOTAGE
                                                   OF STORES          (IN THOUSANDS)
------------------------------------------------------------------------------------
As of January 28, 1995                                   133            10,842
1995 openings                                             10             1,134
1995 closings                                            (25)           (2,081)
                                                       -----           -------

As of February 3, 1996                                   118             9,895
1996 openings                                              2               185
1996 closings                                             (3)             (190)
                                                       -----           -------

As of February 2, 1997                                   117             9,890
1997 purchase of Builders Square stores                  161            16,048
1997 openings                                              0                 0
1997 closings                                             (7)             (796)
                                                       -----           -------

As of September 27, 1997                                 271            25,142
1998 openings                                              0                 0
1998 closings                                            (27)           (2,759)
                                                       -----           -------

As of October 3, 1998                                    244            22,383
                                                       =====           =======

On September 25, 1997, Centers Holdings, Inc., a Delaware corporation, through a wholly-owned subsidiary (collectively "Centers Holdings"), acquired the Company through a merger transaction (the "Merger"). On September 25, 1997, Centers Holdings also purchased BSQ Transferee Corp. ("BSQ"), a Delaware corporation, which held substantially all of the assets and liabilities of the Builders Square business of Kmart Corporation (together with its subsidiaries, "Kmart") (the "Initial Purchase"). BSQ and the Company are affiliates as a result of these transactions.

On September 26, 1997, the Company purchased certain assets of BSQ (the "Purchase") for cash and the assumption of certain liabilities. The assets purchased, which consisted primarily of inventory, and the liabilities assumed were recorded at BSQ's carrying values, which were finalized during fiscal 1998 based on the final determination of the fair value of the assets and liabilities acquired in the Initial Purchase. The principal assets of BSQ which were not acquired by the Company included assets held for resale and certain real property, buildings and fixtures. Also on September 26, 1997, as part of the Purchase, BSQ and the Company entered into subleases which cover substantially all of BSQ's leased operating facilities, and a lease which covers certain operating facilities owned by BSQ.

As a result of the Purchase, the Company's consolidated financial statements include the operating results of Builders Square stores subsequent to September 26, 1997. Accordingly, the Company's historical operating results may not be indicative of or comparable to its current or future operating results.

Pursuant to the terms of the Purchase, 10 Builders Square stores were subleased under a master month-to-month rental agreement. Shortly after the Initial Purchase and pursuant to its terms, BSQ began the process of putting 10 stores and the remaining related lease obligations back to Kmart, as well as disposing of two additional stores to third parties. BSQ is responsible for closing put stores and liquidating the inventory, and delivering a "broom clean" store back to Kmart. Accordingly, BSQ recorded a liability of approximately $10 million for the costs related to the closing of these stores. The assets acquired and liabilities assumed from BSQ pursuant to the Purchase included amounts related to these stores.

In addition, pursuant to the terms of the Purchase, the Company acquired the ability to put back to BSQ 15 of the acquired stores and any remaining related lease obligations, which it did during 1998. In accordance with the terms of the Purchase, BSQ purchased the inventory in these 15 stores from the Company at its book value, approximating $50.4 million. As of October 3, 1998, BSQ was in the process of putting back 14 of these stores and the remaining related lease obligations to Kmart pursuant to the terms of the Initial Purchase, and disposing of one store to a third party.

In 1997, the Company changed its fiscal year end to the Saturday closest to September 30. Prior to this change, the Company's fiscal year ended on the Saturday closest to January 31. The fiscal year ended October 3, 1998 was 53 weeks ("1998" or "the year") compared to the fiscal period ended September 27, 1997 which was 34 weeks ("1997"), compared to the fiscal year ended February 1, 1997 ("1996") which was 52 weeks, and the fiscal year ended February 3, 1996 ("1995") which was 53 weeks.


PRODUCTS

The Company's stores offer for sale a large selection of lumber and building materials, hardware and tools, paint, garden supplies, electrical and plumbing supplies and other items related to the home improvement market.

The following table sets forth the percentage of reported sales accounted for by merchandise category. These percentages may not necessarily be representative, however, of future product mix due to, among other things, changes in selling seasons due to unusual weather patterns and ongoing merchandising product line reviews conducted by management.

FISCAL PERIOD ENDED                      OCT. 3, 1998          SEPT. 27, 1997            FEB. 1, 1997            FEB. 3, 1996
-----------------------------------------------------------------------------------------------------------------------------
Lumber and building materials                      26%                     28%                     29%                     28%
Garden supplies and furniture                      20                      23                      20                      19
Plumbing supplies                                  19                      17                      18                      16
Hardware and tools                                 13                      11                      12                      13
Paint                                               8                       8                       8                       8
Electrical supplies and small
 appliances                                         7                       7                       7                      10
Home decor, housewares, and other                   7                       6                       6                       6
                                                  ---                     ---                     ---                     ---

Total                                             100%                    100%                    100%                    100%
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

The Company employs a multi-media marketing strategy featuring a weekly circular that promotes key products and special prices. Additional selective marketing is conducted via newspaper and radio advertisements, direct mail, and in-store signage programs. The focus of the advertising is on the stores' wide selection and values, featuring recognizable brand name products. The promotion of these brand name products enables the Company to share advertising costs cooperatively with its suppliers.

In August 1998, the Company substantially remodeled its Home Quarters stores in the Tidewater, Virginia market including the conversion of the Builders Square store in Virginia Beach, Virginia to the Home Quarters format. As part of the remodel process, new product categories were added including a broad assortment of home appliances and a convenience assortment of automotive supplies. Additionally, the flooring department was significantly expanded.

Also in August 1998, the Company announced its plans to remodel 40 to 50 of its stores to the Home Quarters format in the upcoming year and to change the name of the remodeled stores to Home Quarters. Subsequent to October 3, 1998, the Company converted its Austin and San Antonio, Texas stores to the new Home Quarters format, including the addition of appliances, an automotive supplies selection and expanded flooring departments.

The Company offers a private label credit card program pursuant to which credit is extended to its customers by third party financial institutions. The Company also accepts VISA, MasterCard, Discover and American Express in all of its stores. For the fiscal year ended October 3, 1998, credit card sales accounted for approximately half of the Company's total sales.


COMPETITION

The business of the Company is highly competitive. The Company competes in each of its market areas with other major national and regional home center chains (including The Home Depot and Lowe's), national chains of general merchandise stores and local hardware stores, some of which have greater financial, management and other resources than the Company or have been operating longer in particular geographic areas than the Company.

The extent of the Company's competition varies by geographic area. Competitors have entered many of the Company's existing markets and established competitors are expanding in certain of these markets, which may, in each case, materially adversely affect the Company's sales. In addition, the Company's strategy to maintain competitive pricing in each of its markets may result in lower gross margins as competition intensifies. There can be no assurance that the Company's financial results and condition will not be impacted negatively and materially by existing competition, by the further expansion of competitors into the Company's markets or by the Company's expansion into competitors' markets (See Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion of store closings in certain markets).

SEASONALITY

The Company's business is seasonal and its annual results of operations depend to a significant extent on the results of operations for the third and fourth quarters of its fiscal year. The Company's revenues and operating income have traditionally been higher during March through September than during October through February.

EMPLOYEES

The Company currently has approximately 28,000 employees, approximately half of whom are employed on a part-time basis. The Company believes its employee relations are satisfactory.


ITEM 2.  PROPERTIES.

The Home Quarters stores currently average approximately 98,000 square feet under roof and an additional 33,000 square feet of outdoor selling and storage space. The Hechinger stores currently average approximately 72,000 square feet under roof and an additional 23,000 square feet of outdoor selling and storage space. The Builders Square stores currently average approximately 99,000 square feet under roof and an additional 24,000 square feet of outdoor selling and storage space.

The Company currently owns 17 operating stores (including four subject to ground leases) and leases the remaining units. The Company believes that all of its facilities, both owned and leased, are in good condition. Expiration dates of the leases range from 1999 to 2023. Almost all leases contain renewal clauses. However, with respect to the properties covered by BSQ's subleases with Kmart (which represents the majority of all Builders Square stores), BSQ's ability to exercise renewal options available in Kmart's leases with third parties is subject to various conditions. As a result, the Company's ability to exercise renewal options under its sublease with BSQ with respect to such properties is similarly conditioned (See Note 11 to the Consolidated Financial Statements).

Prior to 1998, the Company's stores were serviced, in part, from the 640,000 square foot central warehouse and distribution facility in Landover, Maryland. The expanded geographic spread of the Company's stores resulting from the Purchase required a new distribution strategy. As a result, the Company now utilizes pool points throughout the country rather than the central distribution center, which was sold subsequent to fiscal year-end.

The Company currently leases approximately 100,000 square feet of office space in Largo, Maryland and owns a 61,000 square foot office building in Virginia Beach, Virginia.


ITEM 3.  LEGAL PROCEEDINGS.

On July 23, 1997, a purported class action complaint was filed in the Delaware Chancery Court on behalf of all holders of the Company's common stock against the Company and the former Company directors. The plaintiff has alleged that the former officers and directors of the Company breached their fiduciary duties to the holders of the common stock by, among other things, failing to take all reasonable steps to assure the maximization of stockholder value including the implementation of a bidding mechanism to foster a fair auction of the Company and by entering into an agreement with Centers Holdings under which the consideration offered by Centers Holdings to holders of the common stock was "unfair and grossly inadequate." The Company believes that the plaintiff's claims are without merit and intends to defend such action vigorously. No significant activity occurred in 1998 with respect to this filing.

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

ITEM 6.  SELECTED FINANCIAL DATA.

The information called for by this item is contained in Exhibit 13 of this report.

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

On September 26, 1997, the Company purchased certain assets of BSQ (the "Purchase") for cash and the assumption of certain liabilities. The assets purchased, which consisted primarily of inventory, and the liabilities assumed were recorded at BSQ's carrying values, which were finalized during 1998 based on the final determination of the fair value of the assets and liabilities acquired in the Initial Purchase. The principal assets of BSQ which were not acquired by the Company included assets held for resale, and certain real property, buildings and fixtures. Also on September 26, 1997 as part of the Purchase, BSQ and the Company entered into subleases which cover substantially all of BSQ's leased operating facilities, and a lease which covers certain operating facilities owned by BSQ.

As a result of the Purchase, the Company's consolidated financial statements include the operating results of Builders Square stores subsequent to September 26, 1997. Accordingly, the Company's historical operating results may not be indicative of or comparable to its current or future operating results.

In 1997, the Company changed its fiscal year end to the Saturday closest to September 30. Prior to this change, the Company's fiscal year ended on the Saturday closest to January 31. The fiscal year ended October 3, 1998 was 53 weeks ("1998" or "the year") compared to the fiscal period ended September 27, 1997 which was 34 weeks ("1997"), compared to the fiscal year ended February 1, 1997 ("1996") which was 52 weeks, and the fiscal year ended February 3, 1996 ("1995") which was 53 weeks.

Pursuant to the terms of the Purchase, 10 Builders Square stores were subleased under a master month-to-month rental agreement. Shortly after the Initial Purchase and pursuant to its terms, BSQ began the process of putting 10 stores and the remaining related lease obligations back to Kmart, as well as disposing of two additional stores to third parties. BSQ is responsible for closing put stores and liquidating the inventory, and delivering a "broom clean" store back to Kmart. Accordingly, BSQ recorded a liability of approximately $10 million for the costs related to the closing of these stores. The assets acquired and liabilities assumed from BSQ pursuant to the Purchase included amounts related to these stores.

In addition, pursuant to the terms of the Purchase, the Company acquired the ability to put back to BSQ 15 of the acquired stores and any remaining related lease obligations, which it did during 1998. In accordance with the terms of the Purchase, BSQ purchased the inventory in these 15 stores from the Company at its book value, approximating $50.4 million. As of October 3, 1998, BSQ was in the process of putting back 14 of these stores and the remaining related lease obligations to Kmart pursuant to the terms of the Initial Purchase, and disposing of one store to a third party.

The following table sets forth the sales reported by the Company (in billions):

Period                                                      1998              1997              1996              1995
----------------------------------------------------------------------------------------------------------------------
Net sales                                                  $3.44             $1.36             $2.20             $2.25
Comparable period net sales (decrease)/increase               76%              (13%)              (2%)              (8%)
Comparable store sales (decrease)                            (15%)             (12%)              (3%)              (8%)

Sales for the 53-week period ended October 3, 1998 were $3.44 billion. The increase in net sales for 1998 was due to the 53-week period in 1998 compared to a 34-week period in 1997 and the increased number of stores resulting from the acquisition of 161 Builders Square stores on September 26, 1997. The decrease in comparable store sales for 1998 compared with the comparable period of 1997 was due primarily to increased competition during 1998. Sales for the 34-week period ended September 27, 1997 were $1.36 billion. The decrease in net sales and comparable store sales for 1997 compared with the comparable period of 1996 was due primarily to increased competition during 1997 as well as unseasonable weather. The sales decrease for 1996 compared with 1995 was due primarily to the increased competition during 1996 and less stores open during 1996 compared with 1995. Additionally, 1996 was a 52-week year compared with the previous year which was a 53-week year. Competition is expected to continue to expand into the Company's markets and could have a materially adverse impact on the Company's sales.

The following table sets forth the number of stores operated by the Company:

Period                                    1998                    1997                    1996                    1995
----------------------------------------------------------------------------------------------------------------------
At beginning of period                     271                     117                     118                     133
Openings                                     0                       0                       2                      10
Closings                                   (27)                     (7)                     (3)                    (25)
Purchase of Builders Square stores           0                     161                       0                       0
                                           ---                     ---                     ---                     ---
At end of period                           244                     271                     117                     118
                                           ===                     ===                     ===                     ===

Other income, which consists primarily of interest income on funds available for investment, was $5.6 million, $3.0 million, $2.8 million and $2.9 million in 1998, 1997, 1996 and 1995, respectively. The increase in 1998 was due to the 53-week period in 1998 compared to a 34-week period in 1997 as well as a gain from the sale of a tax partnership.

As a percent of sales, cost of sales was 81.2% for 1998 compared to 81.7% for the comparable period in 1997, and 82.8%, 79.3% and 79.8% of sales for 1997, 1996 and 1995, respectively. Distribution and buying and occupancy expenses, which are primarily fixed costs, are included in cost of sales. As a percent of sales, the 1998 results were largely influenced by an increase in buying and occupancy expenses as a percentage of sales this year compared with the corresponding period in the prior year. This was due to the decrease in comparable store sales (primarily as a result of increased competition) and therefore less leveraging of these fixed costs, as well as increases in inventory shrink. Offsetting these costs was an overall improvement in the merchandise gross margin resulting from the Company's vendor consolidation program as well as a LIFO credit. As a percent of sales, the increase in 1997 was due primarily to increases in inventory shrink and LIFO charges, various inventory valuation adjustments, and the impact of competitive pricing in certain markets. As a percent of sales, the decrease in 1996 was due primarily to improvement in the merchandise margin resulting from the Company's vendor consolidation program and a LIFO credit in 1996 versus a LIFO charge in 1995, offset by the impact of competitive pricing in certain markets. Cost of sales included LIFO credits of $21.3 million and $1.0 million in 1998 and 1996, respectively, and charges of $5.1 million and $2.6 million in 1997 and 1995, respectively.

Selling, general and administrative expenses were 18.8% of sales for 1998 compared to 21.0% for the comparable period in 1997, and 20.3% of sales for 1997 and 20.1% for both 1996 and 1995. Pre-opening expenses of $1.9 million and $7.6 million are included in selling, general and administrative expenses for

1996 and 1995, respectively, and were not significant thereafter. As a percent of sales, the 1998 decrease in selling, general and administrative expenses was due primarily to reductions in general and administrative overhead and advertising expenses. The increase in 1997 was due primarily to less leverage of selling, general and administrative expenses as a result of lower sales levels in 1997 compared with 1996.

Interest expense, net of capitalized interest, was $67.1 million for 1998 compared to $46.6 million for the comparable period in 1997, and $32.7 million, $40.2 million and $31.3 million for 1997, 1996 and 1995, respectively. The increase in 1998 was due primarily to higher borrowings under the Company's revolving credit facility compared with the corresponding periods in the prior year as well as capital lease interest for certain of the newly acquired Builders Square stores. The increases in 1997 (over the comparable period in 1996) and in 1996 were primarily due to the increased utilization of the Company's revolving credit facility. Capitalized interest was $2.4 million for 1995 and was not significant thereafter.

In 1998, the Company incurred $27.5 million of merger related expenses primarily associated with the elimination of duplicate overhead expenses including costs connected with the integration of information technology systems related to BSQ's operations. By eliminating these duplicate overhead costs, the Company reduced its net annual general and administrative costs by approximately $40 million. In 1997, as a result of the Merger and change in control, the Company incurred merger-related expenses of approximately $29.1 million, consisting primarily of approximately $4.5 million of professional and advisory services related to the Merger transaction, and approximately $24.6 million of employee-related costs. The majority of these costs were included in accrued liabilities as of September 27, 1997, and were paid by the Company in 1998.

Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" was issued in 1995. The statement requires companies to review long-lived assets and certain intangible assets in certain circumstances, and if the value of the assets is impaired, to record an impairment loss.

In 1998, the Company determined that the estimated undiscounted future cash flows for certain stores were less than the carrying amount of their respective assets. Accordingly, the Company recorded an impairment loss of approximately $8.5 million, adjusting the carrying value of the assets in these stores to their estimated fair value.

In 1997, management of the Company made decisions to close and dispose of certain properties, including a distribution facility. As a result, the Company recorded an impairment loss of approximately $29.3 million, which reflects the difference between the carrying value of the properties and the estimated sales value, net of estimated costs to sell. The Company is actively pursuing the disposal of these properties, and sold the distribution center after the end of fiscal 1998. This amount also includes approximately $9.0 million related to the write-off of the unamortized portion of leasehold acquisition costs of certain closed stores, which management believes is not recoverable.

In 1995, the Company recorded aggregate impairment losses of approximately $30 million. As a result of the Company's decision to slow down its expansion plans and not to pursue development of a number of real estate properties which had been acquired for future store expansion, the Company decided to dispose of these properties, and recorded an impairment loss related to these properties of approximately $15 million. This non-cash charge reflected the difference between the carrying value of the properties and the estimated sales value, net of estimated costs to sell. The Company is actively pursuing the disposal of the remaining properties. Also in 1995, the Company reviewed its property, furniture, fixtures and equipment and evaluated how these assets would continue to be used in its operations. Based on this evaluation, the Company recorded an impairment loss related to certain property, furniture, fixtures and equipment of approximately $15 million.

In 1994, the Company recorded a charge of $61.9 million primarily related to the Company's decision to close 22 stores in certain markets. Disposition of the closed stores is accomplished by subleasing or assigning the property to a new occupant or reverting possession back to the landlord. The Company previously expected that it would dispose of or sublease the remaining stores by January 1999. As a result of certain decisions made by management of the Company related to the future disposition of its non-operating properties, in 1997 the Company revised its estimate and recorded an additional store closing charge of $42.7 million for the estimated continuing carrying costs for non-operating stores, consisting primarily of rents and other related costs, resulting in an accrual of $47.7 million as of September 27, 1997. Reductions to the accrual in 1998 represent the net operating costs of non-operating properties, along with lease termination fees for certain non-operating properties. The Company believes that the remaining accrual of $38.6 million as of October 3, 1998 is adequate to cover future liabilities related to the carrying cost of the closed stores, which the Company is actively marketing. (See Note 7 to the Consolidated Financial Statements.)

In 1997, the Company entered into an agreement to sell seven Home Quarters Warehouse stores in the Michigan market. Competition had continued to intensify in this market, which adversely affected the performance of these stores. Based on the performance and limited potential of these stores, management decided to close them. For 1997, 1996 and 1995, these seven stores generated revenue of $84 million, $151 million and $171 million, respectively, while generating operating losses of approximately $8 million, $13 million and $7 million, respectively. As a result, the Company recorded a store closing charge of $31.8 million related to the decision to close and sell these stores. The main components of this charge were:

-     Estimated write-down to net realizable value of real estate
      (approximately $13.6 million), and furniture, fixtures, equipment and other assets (approximately $14.3 million) to be disposed of.
- Estimated cash expenditures for operating costs for the stores during the inventory liquidation period and for employee termination costs of approximately $3.9 million.

As of September 27, 1997, assets held for sale included approximately $50.0 million related to these stores and approximately $3.0 million of accrued store closing liabilities remained. The Company consummated the sale of these stores in November 1997. As of October 3, 1998, these accrued liabilities had been substantially discharged.

In 1995, the Company recorded a charge of $25 million related primarily to the Company's decision to combine its Hechinger and Home Quarters operations under one management team. By merging the management, purchasing and administrative functions of its two operating subsidiaries, the Company believed it would be in a better competitive position as it operated a more efficient organization and increased purchasing power with its vendors. In addition, in 1996 the Company reduced its annual general and administrative costs by approximately $16 million primarily from the elimination of duplicate information systems and management and administrative functions.

Management reviews the ongoing performance of, and future prospects for, its stores and its markets in conjunction with its planning process. In situations where remarketing leases and/or selling owned stores may potentially represent a preferable use of Company resources, management is committed to investigating those options in order to enhance store, market and Company results. The financial statement impact of store closings, if any, is recorded when a decision is finalized and the criteria for accrual have been met.

The effective income tax expense (benefit) rates were 2.8%, 0.6%, 0.0%, and (3.7%) of the losses before income taxes for 1998, 1997, 1996, and 1995, respectively. The effective tax rates for 1998, 1997 and 1996 differ from the statutory rates as a result of increases in the valuation reserve on the deferred tax assets resulting from each year's loss. The effective tax rate for 1995 differed from the statutory rate as a result of the effect of a valuation allowance established on the Company's deferred tax asset generated from operational consolidation and asset impairment charges recorded in 1995. As described in Note 13 to the Consolidated Financial Statements, on September 25, 1997 Centers Holdings acquired the Company. This transaction constituted an ownership change as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). This ownership change subjects the Company to a $5.5 million annual limitation in future years in the use of certain items reflected as deferred tax assets, including net operating loss carryforwards and certain other tax attributes which were available on the date of the ownership change. As a result, due to uncertainties regarding the realization in future periods of the deferred tax assets, the Company has provided a valuation allowance on a substantial portion of its gross deferred tax assets. As of October 3, 1998, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $80.7 million (net of approximately $97.0 million which will not be utilized by the Company pursuant to the Section 382 limitation), substantially all of which is subject to the $5.5 million annual limitation resulting from the ownership change. The Company's net operating loss carryforwards expire between 2009 and 2018. The Company's alternative minimum tax credit carryforward of $3.6 million is available indefinitely as it does not expire. (See Note 10 to the Consolidated Financial Statements.)

ACCOUNTING PRONOUNCEMENT. In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on identifying the characteristics of internal-use software and accounting for the costs associated with internal-use software. This SOP is effective for financial statements for fiscal years beginning after December 5, 1998. The Company has not yet determined the impact of implementing this pronouncement.

COMPREHENSIVE INCOME. On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income of Hechinger Company consists solely of net income and, accordingly, the adoption of SFAS No. 130 had no impact on the Company's financial statements. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES. Net cash flows used in operations were $257.1 million and $59.1 million in 1998 and 1996, respectively. Net cash flows from operations were $20.0 million and $47.1 million in 1997 and 1995, respectively. The change between 1998 and 1997 was the result of a decrease in accounts payable and accrued expenses, including the payment of accrued employee related costs resulting from the Merger, increased merchandise inventory levels, largely due to an expanded inventory selection supporting the Company's enhanced merchandising plan partially offset by inventory decreases caused by the closing of 27 stores, and the use of cash relating to store closings. The change between 1997 and 1996 was the result of decreased inventory levels, due primarily to the closing of the seven Michigan stores, and increases in accounts payable and accrued expenses, partially offset by increased losses in 1997, net of non-cash store closing and merger-related items. The decrease between 1996 and 1995 was due primarily to a decrease in accounts payable and accrued expenses, increased losses in 1996 and the use of cash relating to store closings and the Company's operational consolidation.

Net cash flows from investing activities were $39.4 million in 1998 compared to net cash flows used in investing activities of $240.8 million, $19.9 million and $29.7 million in 1997, 1996 and 1995, respectively. Net cash flows from investing activities in 1998 was primarily due to receipt of $61.6 million in proceeds relating to the sale of seven Home Quarters Warehouse stores in the Michigan market and other assets held for sale. Additionally, the Company surrendered certain corporate owned life insurance policies and received proceeds for the cash surrender value, net of policy loans and other amounts due, of $18.3 million. Offsetting these proceeds was a $17.9 million increase in the purchase price of the Purchase primarily resulting from adjustments to capital leases, as well as capital spending of $25 million primarily related to the Company's remodeling and merchandise reset programs. The change between 1997 and 1996 was primarily due to the purchase of net assets from BSQ and the change between 1996 and 1995 was primarily due to decreased level of capital spending resulting from reductions to the Company's store expansion, relocation and remodeling programs. These programs were largely financed from the Company's marketable securities in 1995.

Net cash flows from financing activities in 1998 were $151.6 million and were primarily the result of the net proceeds from the Company's senior secured revolving credit facility and $55 million of capital contributed by the Company's parent, partially offset by payments of $15.7 million to redeem a portion of the 5-1/2% Convertible Subordinated Debentures. The 1997 net cash flows were $271.3 million and were primarily the result of the net proceeds from the Company's senior secured revolving credit facility, contributed capital from the Company's parent, and a non-interest bearing advance from the parent. Net cash flows were $79.9 million in 1996 and were funded primarily from the Company's revolving credit facility. Net cash flows used in financing activities were $7.9 million in 1995 and primarily resulted from cash dividends paid to the Company's stockholders.

Cash and cash equivalents were $21.1 million, $87.2 million and $36.7 million at October 3, 1998, September 27, 1997 and February 1, 1997, respectively.

During the third and fourth quarters of 1998, the Company redeemed $30.7 million of the 5-1/2% Convertible Subordinated Debentures for cash of $15.7 million, including accrued interest to the date of redemption, which resulted in the recognition of an extraordinary gain of $15.3 million (before and after tax effect). These debenture purchases, together with purchases in prior years, are sufficient to fulfill the scheduled mandatory sinking fund payments prior to April 2004.

On September 26, 1997, Centers Holdings, BSQ, and the Company entered into a senior secured revolving credit facility, which permitted borrowings of up to $600 million (the "Credit Agreement"). The Credit Agreement replaced a $200 million revolving credit facility and all letter of credit facilities outstanding. This facility is guaranteed by the Company, collateralized by merchandise inventories and expires in September 2002. The amount available under the facility fluctuated based on the Company's "Eligible Inventory" balance (as defined in the agreement). The borrowings under the Credit Agreement bore interest at a rate which fluctuated based on (i) the greatest of (a) Prime Rate, (b) the Base CD Rate (as defined) plus 1.0%, or (c) the Federal Funds rate plus 0.5%, plus an additional 0.0% to 0.5% based on the Interest Coverage Ratio (as defined) or (ii) LIBOR plus an additional 1.5% to 2.0% based on the Interest Coverage Ratio (as defined). The weighted average interest rate on the outstanding borrowing was 7.78% at October 3, 1998.

As of October 3, 1998, the Company had outstanding borrowings of $372.0 million under the Credit Agreement, and had issued and outstanding letters of credit of $51.3 million under this facility. The available borrowing as of October 3, 1998 was approximately $177 million, and carried a commitment fee of 0.5% per year.

Subsequent to year-end, the Company borrowed significantly larger amounts under the Credit Agreement. In order to provide additional availability for seasonal purchases, remodeling and merchandise reset activity, as well as to provide additional flexibility and address concerns with regard to quarterly EBITDA requirements, the Company entered into an amendment of the Credit Agreement and entered into a supplemental revolving facility in the amount of $50 million.

On December 31, 1998, the Company amended the Credit Agreement (the "Amended and Restated Credit Agreement"), increasing the advance rate against "Eligible Inventory" (the "borrowing base") for a period of time. The increased advance rate begins to decrease in April 1999, until resuming the original advance rate on June 21, 1999. The Amended and Restated Credit Agreement is guaranteed by the Company, collateralized by merchandise inventories and expires in September 2002, and contains certain additional financial covenants and increased interest rates. The borrowings under the Amended and Restated Credit Agreement bear interest at a rate which fluctuates based on (i) the greatest of (a) Prime Rate,
(b) the Base CD Rate (as defined) plus 1.0%, or (c) the Federal Funds rate plus 0.5%; plus an additional 1.25% or (ii) LIBOR plus 2.75%. In addition, the Company pays a fee at the rate of 0.5% per annum on any available borrowing.

Also on December 31, 1998, the Company concurrently entered into a short-term secured revolving credit facility (the "Supplemental Agreement") which permits borrowings of up to an additional $50 million. The Supplemental Agreement expires on June 30, 1999 and provides funds during periods when there is insufficient availability under the borrowing base of the Amended and Restated Credit Agreement. Borrowings under the Supplemental Agreement bear interest at the same rate and are generally under the same terms as the Amended and Restated Credit Agreement.

In connection with the Supplemental Agreement, GEI II, the majority shareholder of Centers Holdings, and Kmart agreed to repurchase from the lenders 20% and 80%, respectively, of the outstanding amounts of such supplemental credit, up to the amount of $10 million and $40 million, respectively, in case of an event of default, as defined. The Company agreed to pay GEI II and Kmart fees equal to 1.0% of their repurchase commitments under this agreement. Should the Company borrow any amount under the Supplemental Agreement, Kmart's warrant to purchase shares of the common stock of Centers Holdings increases from 210,000 to 245,000 shares, representing approximately 31.6% of the common stock of Centers Holdings issued and outstanding after giving effect to the warrant.

The Amended and Restated Credit Agreement contains certain covenants which restrict the Company's ability to, among other things, enter into additional indebtedness, make acquisitions or sales of certain assets and declare and pay cash dividends. In addition, the Amended and Restated Credit Agreement limits the annual amount of capital expenditures of the Company and, beginning with the period ended December 31, 1998, requires the Company to maintain minimum quarterly EBITDA (as defined) at increasing levels.

In order to meet the amended quarterly EBITDA covenants, the Company must improve its operating results in the second half of the current fiscal year as compared to 1998 and has been taking steps to improve virtually every aspect of its business operation, including but not limited to: management personnel, store remodeling and merchandise reset programs, merchandise procurement and distribution logistics, labor management and training, information systems, and loss prevention. In the event the Company is unable to meet these covenants in 1999, it will be necessary to obtain a waiver from the lenders, amend the Amended and Restated Credit Agreement, or arrange for alternative financing with other lenders. There can be no assurance that the Company will be able to consummate any such transaction, if necessary.

Under the terms of a sale and leaseback transaction completed in 1990, the Company is restricted from taking certain actions that would result in its net worth, less goodwill, falling below $175 million. Under the terms of certain sale and leaseback transactions completed in 1992, the Company is required to maintain a minimum net worth of $200 million as disclosed in its annual audited financial statements. Under the 1992 transactions, in the event this minimum net worth is not maintained, which could occur at the end of 1999, or in future periods, the Company could be required to repurchase properties aggregating approximately $42 million. In this event, the Company would be required to utilize borrowing available under the Amended and Restated Credit Agreement, if any, and/or arrange third-party financing for the properties subject to capital expenditure and other limitations. There can be no assurance that the Company will be able to consummate any such transaction, if necessary.

The Company anticipates that capital expenditures for fiscal 1999 will be approximately $35 million, including the planned remodeling of approximately 40 to 50 of its stores to the Home Quarters format, enhancements to its distribution facilities and upgrades to its information systems infrastructure. Management believes that cash and cash equivalents, cash generated from operations and its available credit facility will be adequate to meet the Company's working capital needs and planned capital expenditures for fiscal 1999.

IMPACT OF INFLATION AND CHANGING PRICES. The Company does not measure precisely the effect of inflation on its operations; however, it does not believe inflation has had a material effect on sales or results of operations.

YEAR 2000. The Year 2000 issue is a universal concern resulting from many computer programs being written using two digits rather than four to define the applicable year. Any computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a temporary inability to process transactions or engage in normal business activities.

STATE OF READINESS
The Company, on a coordinated basis and with the assistance of outside consultants, has developed a Year 2000 readiness program which has four primary phases: (1) Inventory Analysis and Assessment, (2) Remediation, (3) Testing and Implementation, and (4) External Agent Management. The current status for each phase is as follows:

- INVENTORY ANALYSIS AND ASSESSMENT. This phase was completed in the fourth quarter of fiscal 1998.
- REMEDIATION. This phase is underway and approximately 50% complete. The remaining effort is scheduled for completion in April 1999.
- TESTING AND IMPLEMENTATION. Testing design and execution has begun, with a scheduled completion date of June 1999.
- EXTERNAL AGENT MANAGEMENT. External agents include merchandisers, software vendors, telecommunications / data communications providers, EDI, and critical suppliers (utilities, contractors, benefit providers, insurers, facilities, etc.). The Company has initiated formal communications with its significant suppliers to determine the extent to which each supplier is Year 2000 compliant and the potential impact on the Company if the supplier fails to correct their Year 2000 issues. The Company is still in the process of verifying application readiness of its vendors, assigning levels of criticality to external agents, and developing contingency plans related to vendors whose failure to address their Year 2000 issues could impact the Company. Failure of the Company's significant vendors to correct their Year 2000 issues could significantly reduce the Company's inventory levels and sales and affect the Company's ability to serve its customers.

The Company has not encountered any significant difficulties with any of the project phases to date. Additionally, the Company is in the process of developing contingency plans for those business functions which might be affected by the Year 2000 problem and expects to have a plan by March 1999.

YEAR 2000 COSTS
The Company incurred approximately $1.1 million during 1998 for the phases completed and in process to date. The Company estimates it will incur an additional $10 million of internal and external costs as the Company completes the remediation, testing and implementation, external agent management, and contingency plans in fiscal year 1999 and the end of calendar 1999. The Company expects Year 2000 costs to be funded from cash generated from operations and available credit facility.

YEAR 2000 RISKS
Failure to identify and successfully remediate the Company's internal systems, as well as infrastructure failures, such as loss of electric power, loss of telecommunication services, delays or cancellations of shipping or transportation, shut-downs of significant manufacturers or suppliers, or computer errors by vendors and major bank errors, could significantly reduce the Company's ability to sell its inventory and serve its customers. With respect to the Company's internal systems, the most reasonable worst case scenario for the Company with respect to the Year 2000 problem would be a major disruption in its distribution and merchandising operations with respect to customers and suppliers. With respect to external parties, the most reasonable worst case scenario with respect to the Year 2000 problem is the failure of a supplier to be Year 2000 compliant such that the Company's supply of needed inventory would be interrupted temporarily. These scenarios are part of the contingency plans currently under development.

The foregoing discussion regarding Year 2000 project timing, effectiveness, implementation, and costs are based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to, the availability of key Company Year 2000 personnel and external consultants, the readiness of third parties, and the Company's ability to respond to unforeseen Year 2000 complications.

FORWARD-LOOKING STATEMENTS. Forward-looking statements in this Form 10-K are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. There are various factors that could cause results to differ materially and adversely from those anticipated by some statements made herein. Investors are cautioned that all forward looking statements involve risks and uncertainty. Factors that could cause actual results to differ materially and adversely include, but are not limited to the following: the strength and extent of new and existing competition; the Company's ability to maintain competitive pricing in its markets; the Company's ability to maintain adequate levels of vendor support; the success of the Company's customer service programs; the Company's ability to attract, train and retain experienced, quality management and employees; the Company's ability to assimilate Builders Square's operations into its own; general economic conditions; housing turnover; interest rates; weather; disposal of excess real estate; the Company's ability to make its computer systems Year 2000 compliant, as well as Year 2000 issues facing its vendors, lenders and others with whom the Company engages in substantial business; the Company's ability to maintain compliance with its debt agreements; and other factors described from time to time in the Company's Securities and Exchange Commission filings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments is not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information called for by this item is contained in Exhibit 13 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 14, 1997, the Company filed a Current Report on Form 8-K which reported that the Company had changed its independent accountants. Ernst & Young LLP was previously the Registrant's independent accounting firm. On October 7, 1997, Ernst & Young LLP's engagement by the Registrant as its independent accounting firm was terminated and KPMG LLP, the independent accounting firm of Centers Holdings, was engaged by the Registrant as independent accounting firm. The decision to change accountants was approved and ratified by the Board of Directors of the Registrant at a meeting of the Board on October 8, 1997.

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

The audit reports of Ernst & Young LLP on the consolidated financial statements of the Registrant as of and for the fiscal years ended February 1, 1997 and February 3, 1996 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified. The audit reports were modified for the Registrant's adoption of SFAS 121 in the fiscal year ended February 3, 1996.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information regarding the Company's directors and executive officers as of January 1999:

                                                                                                            YEAR FIRST
                                                                                                              JOINED
NAME AND AGE                                    POSITION WITH THE COMPANY                                   THE COMPANY
------------                                    -------------------------                                   -----------
Anthony R. Petrillo       (59)    Chairman of the Board and Director since March 1998.                         1997
                                  President, Chief Executive Officer and Director from
                                  September 1997 to March 1998. Prior thereto, Consultant
                                  to Thrifty PayLess, Inc. since May 1995 and prior thereto,
                                  Chairman, Chief Executive Officer and President of
                                  Kash n' Karry Food Stores, Inc. since August 1994 and
                                  prior thereto, Consultant.

Mark S. Schwartz          (38)    President and Chief Executive Officer since March 1998                       1998
                                  Prior thereto, President & Director General of Supercenters
                                  Mexico operations for Wal-mart Stores, Inc. since October
                                  1996.  Prior thereto, Senior Vice President of Supercenters
                                  Stores for Wal-mart since January 1995.  Prior thereto, Vice
                                  President of Supercenters Stores for Wal-mart.

Mark R. Adams             (37)    Executive Vice President, Chief Financial Officer, General                   1988
                                  Counsel, Treasurer and Secretary since April 1998.  Prior
                                  thereto, Executive Vice President, General Counsel,
                                  Treasurer and Secretary since September 1997.  Prior
                                  thereto, Senior Vice President, General Counsel, Treasurer and Secretary since March 1995 and prior thereto, served
                                  in various capacities as an Officer of the Company.

Clifford C. Smith, Jr.    (39)    Executive Vice President - Merchandising and Marketing                       1998
                                  since February 1998.  Prior thereto, Consultant to the
                                  Company since October 1997.  Prior thereto, Senior Vice
                                  President - Marketing/Merchandising for Kash 'n Karry Food
                                  Stores, Inc. since March 1996. Prior thereto, Senior Vice
                                  President - Marketing/Merchandising - Perishables for
                                  Kash 'n Karry Food Stores, Inc. since April 1995.  Prior
                                  thereto, Director - Deli/Bakery/Food Service for the Harris
                                  Teeter division of Ruddick Corporation.

Donald T. Stallings       (43)    Executive Vice President - Store Operations since                            1998
                                  October 1998.  Prior thereto, Vice President - Operations
                                  - Southwest Region for Lowe's since June 1996.  Prior
                                  thereto, District Manager for Lowe's since March 1994.
                                  Prior thereto, District Manager for Payless Cashways.

Leonard I. Green          (65)    Director since September 1997.  Executive officer and an equity owner of Leonard Green & Partners, L.P. ("LGP"), a merchant banking firm that manages GEI, since the formation of LGP
                                  and GEI in 1994 by the principals of Leonard Green & Associates, L.P.
                                  ("LGA").  Mr. Green has also been, individually or through a corporation, a partner in LGA, a merchant banking firm, since its inception in 1989.  Prior to forming LGA, Mr. Green had been a partner of Gibbons, Green, van Amerongen for more than five years.
                                  Also a Director of Rite Aid Corporation, Carr-Gottstein Foods Co.,
                                  and Communications & Power Industries, Inc.

Gregory J. Annick         (34)    Director since September 1997.  Executive officer and
                                  an equity owner, through a trust, of LGP, a merchant
                                  banking firm that manages GEI, since the formation of GEI in
                                  1994 by the principals of LGA.  Joined LGA as an associate in 1989, became a principal in 1993, and through a
                                  corporation became a partner of LGA in 1994.  From 1988
                                  to 1989, an associate with the merchant banking firm of
                                  Gibbons, Green, van Amerongen.  Also a director of Carr-
                                  Gottstein Foods Co., Communications & Power Industries,
                                  Inc., and Leslie's Poolmart, Inc.

John G. Danhakl           (42)    Director since September 1997.  Executive officer and an equity owner of LGP, a merchant banking firm that manages GEI,
                                  since 1995.  Previously a Managing Director at Donaldson,
                                  Lufkin & Jenrette Securities Corporation ("DLJ") and had been with DLJ since 1990.  Prior thereto a Vice President at Drexel
                                  Burnham Lambert Incorporated.  Also a director of Big 5 Corp.,
                                  Communications & Power Industries, Inc., Leslie's Poolmart, Inc.,
                                  Twinlab Corporation, and The Arden Group, Inc.

Jonathan D. Sokoloff      (41)    Director since September 1997.  Executive officer and an equity owner of LGP, a merchant banking firm that manages GEI,
                                  since the formation of LGP and GEI in 1994 by the principals of
                                  LGA.  Joined LGA as a partner in 1990.  Prior thereto a
                                  Managing Director at Drexel Burnham Lambert Incorporated.
                                  Also a director of Gart Sports Company, Twinlab Corporation and Carr-Gottstein Foods Co.

Martin L. Grass           (44)    Director since September 1997.  Chairman of the Board
                                  and Chief Executive Officer of Rite Aid Corporation
                                  since 1995.  Prior thereto President and Chief Operating
                                  Officer of Rite Aid Corporation since April 1989.  Also a
                                  director of Tessco Technologies, Inc. and Mercantile Safe
                                  Deposit & Trust Company.

Martin E. Welch III       (50)    Director since April 1998.  Senior Vice President and Chief
                                  Financial Officer of Kmart since December 1995.  Prior
                                  thereto, Senior Vice President, Chief Financial Officer of
                                  Federal-Mogul Corporation.

There is no family relationship between any of the foregoing persons.


ITEM 11.  EXECUTIVE COMPENSATION.

The Summary Compensation Table sets forth individual compensation information paid by or on behalf of the Company and its subsidiaries to the Chief Executive Officer and the most highly paid executive officers (the "Named Executive Officers"), for services rendered in all capacities during the fiscal year ended October 3, 1998 ("1998"), fiscal period ended September 27, 1997 ("1997") and fiscal years ended February 1, 1997 ("1996") and February 3, 1996 ("1995").

                                                          SUMMARY COMPENSATION TABLE
                         --------------------------------------------------------------------------------------------
                                                                            LONG-TERM COMPENSATION
                                 ANNUAL COMPENSATION                                AWARDS                PAYOUTS

                            -----------------------------------------     ----------------------------  -------------
                                                                                          SECURITIES

                                                            OTHER ANNUAL  RESTRICTED      UNDERLYING     PERFORMANCE   ALL OTHER
NAME AND                              SALARY        BONUS   COMPENSATION    STOCK          OPTIONS         SHARES     COMPENSATION
PRINCIPAL                                                                   AWARDS
POSITION                  YEAR          ($)           ($)     ($)  (1)        ($)            (#)  (2)       ($)         ($) (3)
----------------------   -------    ----------    -------   ------------  ----------      -------------  -----------  ------------
Anthony R. Petrillo         1998      $923,076         $0             $0          $0              9,500           $0            $0
  Chairman of the
  Board


Mark S. Schwartz            1998       259,615     50,000          5,400           0             13,000            0       165,176
  President &
   Chief Executive
   Officer(5)

Mark R. Adams               1998       226,923          0         13,085           0              7,000            0             0
  Executive Vice         1997(4)       101,346     65,000          8,239           0             12,000            0         2,540
  President, Chief          1996       155,000          0         12,600           0              6,641            0         4,858
  Financial Officer,        1995       137,337     22,700          7,419           0              2,875            0           775
   General Counsel
   Treasurer and
   Secretary

Clifford C. Smith, Jr.      1998       153,846          0              0           0              5,000            0        89,526
  Executive Vice
  President -
  Merchandising and
   Marketing (5)


Martin R. Bocola            1998       310,181    183,600          3,037           0              5,000            0             0
   Former Executive
   Vice President (6)


Harold R. Hall              1998       150,000          0         13,085           0                  0            0       486,346
 Former Executive        1997(4)       145,154     94,100          8,239           0             14,267            0        21,040
  Vice President            1996       220,654          0         12,600           0             14,267            0         4,750
  and Chief
  Financial Officer (6)     1995       216,250     11,000            969           0              7,500            0         1,985

Except as shown above, none of the Named Executive Officers identified above was employed by the Company prior to September 25, 1997.

----------------------------------

(1) These amounts represent automobile allowances.

(2) Option grants made in fiscal year 1998 are options for the common stock of Centers Holdings. Previous option grants were made with respect to the common stock of Hechinger Company under the 1991 Stock Incentive Plan.

(3) These amounts represent the following: For Mr. Schwartz, a relocation allowance; for Mr. Smith, the amount of $35,000 in consulting fees he earned previous to being employed by the Company and a relocation allowance of $54,526; and for Mr. Hall, for 1998, a severance payment of $425,343 (see Severance Agreements, to follow) plus certain accrued benefits and a relocation allowance of $7,580; for 1997, a relocation allowance of $18,500.

The 1997, 1996, and 1995 amounts for Messrs. Adams and Hall also include contributions by the Company to the Company Profit Sharing and 401(k) Plans. Company contributions to the Profit Sharing Plan are in such amounts as may be determined by the Board up to the maximum amount allowable under the Internal Revenue Code of 1986, as amended (the "Code"). Company contributions to the 401(k) Plan represent a match of up to 50% of a participant's first 6% of pay contributed subject to the maximum amount allowable under the Code. Company contributions become 100% vested in both plans after a participant completes prescribed Plan Service and in certain other circumstances.

(4) Represents compensation information related to the 34-week period ended September 27, 1997.

(5) Mr. Schwartz and Mr. Smith joined the Company in April 1998 and February 1998, respectively.

(6) Mr. Bocola and Mr. Hall are no longer employees of the Company as of December 1998 and April 1998, respectively.

--------------------------------------------------


All stock options granted to the Named Executive Officers for the four previous fiscal years are disclosed in the Summary Compensation Table. The table below restates the options granted to the Named Executive Officers in the last fiscal period, and provides other information regarding such grants, including an estimate of the Grant Date Present Value.

Stock Options granted during the last fiscal period were granted by Centers Holdings, Inc., the indirect parent company of the Registrant, in its common stock, par value $.01 per share ("Centers Holdings Common Stock"), pursuant to its 1997 Management Equity Plan (the "1997 Plan"). The 1997 Plan provides for the issuance of incentive stock options, non-qualified stock options, and restricted stock to key employees of Centers Holdings and its subsidiaries at the discretion of Centers Holdings' Board of Directors. An aggregate of up to 65,000 shares of Centers Holdings Common Stock may be subject to awards under the 1997 Plan. As of January 9, 1999, incentive stock options to purchase 54,300 shares of Centers Holdings Common Stock have been granted under the 1997 Plan, and are further subject to Management Stock Option and Stockholders Agreements. The Management Stock Option and Stockholders Agreement gives Centers Holdings a right of first refusal and repurchase rights under certain circumstances, as well as the option, upon a Change in Control or an Asset Sale, as defined therein, to accelerate the vesting of options, to cash out options, or to cause an acquiring party to assume options. The Company has not granted any stock appreciation rights.


                                                  OPTION GRANTS IN LAST FISCAL PERIOD
-------------------------------------------------------------------------------------------------------------------

                                                  INDIVIDUAL GRANTS
                            -------------------------------------------------------
                                NUMBER OF                                                          GRANT DATE VALUE
                               SECURITIES         PERCENT OF TOTAL      EXERCISE OR                ----------------
                               UNDERLYING          OPTIONS GRANTED       BASE PRICE                   GRANT DATE
                             OPTIONS GRANTED       TO EMPLOYEES IN        PER SHARE   EXPIRATION     PRESENT VALUE
NAME                              (#)               FISCAL PERIOD          ($/SH.)       DATE            ($)(3)
----------------------      ------------------   -------------------    -----------   ----------   ----------------
Anthony R. Petrillo                 9,500(1,2)                 20.5%         $51.02      9/27/07           $331,550
Mark S. Schwartz                   13,000(1)                   28.0%          51.02      9/27/07            355,160
Mark R. Adams                       7,000(1)                   15.1%          51.02      9/27/07            191,240
Clifford C. Smith, Jr.              5,000(1)                   10.8%          51.02      9/27/07            129,550
Martin R. Bocola                    5,000(1)                   10.8%          51.02      9/27/07            129,550
Harold R. Hall                          0                       0.0%            N/A          N/A                N/A

--------------------------------------------------

(1) The options to purchase these shares of Centers Holdings Common Stock were granted as of September 27, 1997 at an exercise price equal to its fair market value as of that date. The options generally vest proportionately over a four- or five-year period, and are subject to certain terms and conditions (see above).

(2) Mr. Petrillo's options were fully vested at the grant date.

(3) Computed using a modified Black-Scholes model.
--------------------------------------------------
,

The following sets forth certain information on options exercised during the last fiscal period and unrealized value for both exercisable and unexercisable options at fiscal year end.

             AGGREGATED OPTION EXERCISES IN LAST FISCAL PERIOD AND FISCAL PERIOD-END OPTION VALUES
--------------------------------------------------------------------------------------------------------------------


                                                        NUMBER OF SECURITIES                    VALUE OF UNEXERCISED
                             SHARES                    UNDERLYING UNEXERCISED                   IN-THE-MONEY OPTIONS
                            ACQUIRED                OPTIONS AT FISCAL PERIOD END             AT FISCAL PERIOD END(1)
                               ON        VALUE      ----------------------------   ---------------------------------
                            EXERCISE    REALIZED    EXERCISABLE    UNEXERCISABLE     EXERCISABLE       UNEXERCISABLE
NAME                        (#) (2)       ($)         (#)               (#)             ($)                ($)
--------------------------  ---------   --------    -----------    -------------   -------------       -------------
Anthony R. Petrillo                 0         $0          9,500                0              $0                  $0
Mark S. Schwartz                    0          0          3,250            9,750               0                   0
Mark R. Adams                       0          0          1,750            5,250               0                   0
Clifford C. Smith, Jr.              0          0          1,000            4,000               0                   0
Martin R. Bocola                    0          0          1,000            4,000               0                   0
Harold R. Hall                      0          0              0                0               0                   0

--------------------------------------------------

(1) Market value of stock at fiscal year end less exercise price, before payment of applicable income taxes.

(2)  None.
--------------------------------------------------

SEVERANCE AGREEMENTS

Under the terms of the Severance Agreements dated April 10, 1997 entered into by the Company and certain executive officers thereof, each of Messrs. Hall and Adams would receive a benefit equal to one and one half times the sum of his annual salary and the average of his last three annual bonuses if the executive was terminated for reasons other than cause, death, disability or retirement or by such executive for "good reason" within two years following a change in control of the Company. Each executive would also be eligible for additional benefits for eighteen months in the event of such termination. These additional benefits would include existing medical, dental and life insurance (provided the executive paid the premiums due under such plans); merchandise discounts; outplacement services; monthly auto allowances up to an annual cost of $13,200; and payment of excise taxes incurred in connection with the payments received. The Severance Agreements contain confidentiality requirements applicable to the executives during and after their employment with the Company. Pursuant to the terms of the Severance Agreements, Mr. Hall received approximately $425,343 in the aggregate (excluding excise taxes) during 1998.

EMPLOYMENT AGREEMENTS

Mr. Schwartz and Mr. Smith entered into three-year employment agreements with the Company on April 1, 1998 and February 1, 1998, respectively. The agreements generally provide for payment of salary during the full term of the agreement, but may be terminated early by mutual consent, "for cause" as specified therein, or under certain other circumstances. In addition, the agreements provide for bonuses consistent with the Company's bonus policy in effect from year to year, as well as for the stock option grants disclosed above. These agreements contain confidentiality requirements applicable to the executives during and after their employment with the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee for the fiscal year ended October 3, 1998 were Gregory J. Annick, Jonathan D. Sokoloff, and Anthony R. Petrillo. Neither Mr. Annick nor Mr. Sokoloff are or were officers or employees of the Company or any of its subsidiaries, while Mr. Petrillo has been Chairman of the Board since March 1998 and was President and Chief Executive Officer from September 1997 to March 1998. None of the members of the Compensation Committee had any other relationships which would require disclosure.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The Company's outstanding capital stock is indirectly wholly-owned by Centers Holdings. The following table sets forth the ownership of Centers Holdings Common Stock as of January 8,1999 by any person known by the Company to be the beneficial owner of more than 5% of the Centers Holdings Common Stock (for whom an address is also provided), the Company's directors and executive officers named in the Summary Compensation Table above, and all executive officers and directors of the Company as a group.

NAME AND ADDRESS(1)
OF BENEFICIAL OWNER                                                     NUMBER OF SHARES        PERCENT OF CLASS
----------------------------------------------                          ----------------        ----------------
Green Equity Investors II, L.P. (2)                                        490,000                    92.6%
Kmart (2) (3)                                                              210,000                    28.4%
Anthony R. Petrillo (4)                                                      9,500                     1.8%
Mark S. Schwartz (4)                                                         3,250                     0.6%
Mark R. Adams (4)                                                            1,750                     0.3%
Clifford C. Smith, Jr. (4)                                                   1,000                     0.2%
Martin R. Bocola (4)                                                         1,000                     0.2%
Leonard I. Green                                                                    (5)                      (5)
Jonathan D. Sokoloff                                                                (5)                      (5)
John G. Danhakl                                                                     (5)                      (5)
Gregory J. Annick                                                                   (5)                      (5)
Martin E. Welch III                                                              0                     0
Martin L. Grass (6)                                                         39,200                     7.4
All Executive Officers and Directors
     as a Group (7)                                                        529,200                   100.0%

--------------------------------------------------

(1) The address for Green Equity Investors II, L.P. ("GEI II") and Messrs. Green, Sokoloff, Danhakl and Annick is 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025. The address for Kmart and Mr. Welch is 3100 West Big Beaver Road, Troy, Michigan, 48084. The address for all others is 1800 McCormick Drive, Largo, Maryland, 20774.

(2) Pursuant to the Securityholders Agreement (as defined below), each of GEI II and Kmart has agreed to vote for the directors designated by the other. (See Securityholders Agreement, below.)

(3) Represents 210,000 shares of Centers Holdings Common Stock that Kmart has the right to acquire pursuant to a currently-exercisable warrant received in conjunction with the Initial Purchase. As of January 9, 1999, Kmart had not exercised the warrant. For purposes of calculating Kmart's ownership percentages, the shares for which the warrant is exercisable are deemed to be outstanding, but are not so deemed in calculating the ownership percentages of any of the other stockholders. The number of shares represented by this warrant may be increased to 245,000 if the Company borrows under the Supplemental Agreement (See Note 5 to the Consolidated Financial Statements).

(4) Represents shares of Centers Holdings Common Stock that Company officers and directors have the right to acquire pursuant to a currently-exercisable warrant received under the 1997 Plan. As of January 9, 1999, none of the officers and directors had exercised any options. For purposes of calculating each officer's and director's ownership percentages, the shares for which the option is exercisable are deemed to be outstanding, but are not so deemed in calculating the ownership percentages of any of the other stockholders.

(5) GEI II is a Delaware limited partnership managed by Leonard Green & Partners, L.P. ("LGP"), which is an affiliate of the general partner of GEI II. Each of Messrs. Green, Sokoloff, Danhakl and Annick, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control LGP and such general partner and thus may be deemed to be beneficial owners of the shares of Centers Holdings Common Stock owned by GEI II.

(6) All of these shares are owned by Square Builders, LLC, a Maryland limited liability company, the managing member of which is Mr. Grass and the other member of which is Mr. Grass's father.

(7) Includes the shares identified in note (5) above.

--------------------------------------------------

SECURITYHOLDERS AGREEMENT

In connection with the Initial Purchase, GEI II, Kmart and Centers Holdings entered into a Securityholders Agreement (the "Securityholders Agreement") which, among other things, provides that (i) the Board of Directors of Centers Holdings (the "Centers Holdings Board") will consist of six members, (ii) GEI II and Kmart will each vote any shares of Centers Holdings Common Stock they own
(a) in the case of GEI II, in favor of one nominee selected by Kmart and (b) in the case of Kmart five nominees selected by GEI II (six if GEI II elects to expand the Centers Holdings Board to seven members). The Securityholders Agreement also provides that, so long as certain minimum ownership requirements by Kmart or its transferee are met, the affirmative vote of Kmart's nominees on the Centers Holdings Board will generally be required to approve transactions not in the ordinary course of business. In addition, the Securityholders Agreement provides for certain share transfer restrictions and grants Kmart "tag-along" rights in connection with certain sales of Centers Holdings Common Stock by GEI II. In addition, the Securityholders Agreement grants GEI II and Kmart certain demand and "piggyback" registration rights. The voting, transfer and tag-along provisions of the Securityholders Agreement will terminate generally if the Centers Holdings Common Stock is listed or admitted to trading on a national securities exchange or quoted on The NASDAQ Stock Market's National Market or traded in the over-the-counter market.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

Not applicable subsequent to September 24, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The majority of the Builders Square stores are leased or subleased by the Company from BSQ pursuant to a lease and sublease. The lease and sublease each provide for an initial lease term of six years, with two five-year options. In addition, the Company may decline to renew the lease and/or sublease on up to 40 stores. At October 3, 1998, minimum fixed rental commitments under the lease and sublease agreements to BSQ for the next year were approximately $89.3 million. The approximate amount of rent paid under these agreements in 1998 was $111.7 million.

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

Pursuant to the terms of the Purchase, 10 Builders Square stores were subleased under a master month-to-month rental agreement. Shortly after the Initial Purchase and pursuant to its terms, BSQ began the process of putting 10 stores and the remaining related lease obligations back to Kmart, as well as disposing of two additional stores to third parties. BSQ is responsible for closing put stores and liquidating the inventory, and delivering a "broom clean" store back to Kmart. Accordingly, BSQ recorded a liability of approximately $10 million for the costs related to the closing of these stores. The assets acquired and liabilities assumed from BSQ pursuant to the Purchase included amounts related to these stores.

In addition, pursuant to the terms of the Purchase, the Company acquired the ability to put back to BSQ 15 of the acquired stores and any remaining related lease obligations, which it did during 1998. In accordance with the terms of the Purchase, BSQ purchased the inventory in these 15 stores from the Company at its book value, approximating $50.4 million. As of October 3, 1998, BSQ was in the process of putting back 14 of these stores and the remaining related lease obligations to Kmart pursuant to the terms of the Initial Purchase, and disposing of one store to a third party. As of October 3, 1998, BSQ owes the Company approximately $12.6 million in connection with BSQ's purchase and liquidation of this inventory.

During the year, the Company paid certain amounts on behalf of BSQ Transferee, primarily related to taxes prorated as of the date of the Initial Purchase. As a result of these payments, which have been partially offset by the adjustments related to the final determination of the fair value of the assets and liabilities acquired in the Purchase, BSQ also owes the Company approximately $20.2 million.

As of October 3, 1998, the Company owes its immediate parent company, BSQ Aquisition, Inc. approximately $14.3 million of an initial $23.8 million non-interest-bearing advance provided at September 27, 1997.

In connection with the $50 million Supplemental Credit Agreement dated December 31, 1998, GEI II, the majority shareholder of Centers Holdings, and Kmart agreed to repurchase from the Lenders 20% and 80%, respectively, of the outstanding amounts of such supplemental credit, up to the amount of $10 million and $40 million, respectively, in case of an Event of Default, as defined. The Company agreed to pay GEI II and Kmart fees equal to 1.0% of their repurchase commitments under this agreement. Should the Company borrow any amount under the Supplemental Agreement, Kmart's warrant to purchase shares of the common stock of Centers Holdings increases from 210,000 to 245,000 shares, representing approximately 31.6% of the common stock of Centers Holdings issued and outstanding after giving effect to the warrant.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as a part of this Report:

1. Financial Statements. The following Consolidated Financial Statements of Hechinger Company and subsidiaries are hereby incorporated by reference from
Exhibit 13 of this report.


            Financial Highlights

            Quarterly Results

            Consolidated Statements of Operations - Year ended October 3, 1998, thirty-four week period ended September 27, 1997, and years ended February 1, 1997 and February 3, 1996.

            Consolidated Balance Sheets - As of October 3, 1998, September 27, 1997, and February 1, 1997.

            Consolidated Statements of Cash Flows - Year ended October 3, 1998, thirty-four week period ended September 27, 1997, and years ended February 1, 1997 and February 3, 1996.

            Consolidated Statements of Stockholders' Equity - Year ended October 3, 1998, thirty-four week period ended September 27, 1997, and years ended February 1, 1997 and February 3, 1996.

            Notes to Consolidated Financial Statements

            Independent Auditors' Reports

2. Financial Statement Schedules. Schedules have been omitted because the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits.

Exhibit Number                      Document

3(a) Certificate of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, File No. 33-27134), as amended by the merger agreement incorporated by reference as Exhibit 10(f) herewith.

3(b)  Hechinger Company Restated By-Laws.

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

10(a) Form of Severance Agreement for Named Executive Officers.

10(b) Bill of Sale, Assignment and Assumption Agreement dated as of September 26, 1997 by and between BSQ Transferee Corp. and Hechinger Investment Company of Delaware, Inc. (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated October 14, 1997).

10(c) Agreement and Plan of Merger, dated as of July 17, 1997, by and among Hechinger Acquisition, Inc., BSQ Acquisition, Inc. and Hechinger Company (incorporated by reference to Exhibit 2A to the Company's Current Report on Form 8-K dated October 8, 1997), as amended by First Amendment, dated as of August 27, 1997, to the Agreement and Plan of Merger, dated as of July 17, 1997, by and among Hechinger Acquisition, Inc., BSQ Acquisition, Inc. and Hechinger Company (incorporated by reference to Exhibit 2B to the Company's Current Report on Form 8-K dated October 8, 1997).

10(d) Credit Agreement, dated as of September 26, 1997, as amended and restated as of December 31, 1998, among Hechinger Investment Company of Delaware, Inc., as Borrower, Centers Holdings, Inc., BSQ Acquisition, Inc., BSQ Transferee Corp., Hechinger Company, Hechinger Stores Company and Hechinger Stores East Coast Company, The Lenders Party Thereto, The Chase Manhattan Bank, as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender, BankAmerica Business Credit, Inc., as Documentation Agent and Borrowing Base Audit Agent, and Citicorp USA, Inc., as Syndication Agent with Chase Securities Inc., as Arranger and Sole Book Manager.

10(e) Credit Agreement, dated as of December 31, 1998, among Hechinger Investment Company of Delaware, Inc., as Borrower, Centers Holdings, Inc., BSQ Acquisition, Inc., BSQ Transferee Corp.,

Hechinger Company, Hechinger Stores Company and Hechinger Stores East Coast Company, The Lenders Party thereto, and The Chase Manhattan Bank, as Administrative Agent, Collateral Agent, Borrowing Base Audit Agent, Issuing Bank and Swingline Lender, and Chase Securities Inc., as Arranger.

10(f) Form of Executive Employment Agreement.

13    Annual Report for the fiscal year ended October 3, 1998.

18    Letter regarding change in accounting principle.

21    Subsidiaries of the Registrant.

27    Financial Data Schedule.


(b) Reports on Form 8-K.

None.

                                  SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HECHINGER COMPANY
                                     -----------------
                                     (Registrant)

Date:  January 13, 1999              By  /S/
                                         -------------------------------------
                                         Mark S. Schwartz
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                     TITLE                                                      DATE
-----------------------------------------     -------------------------------------                      ----------------

/S/                                           President and Chief Executive Officer                      January 13, 1999
-----------------------------------------
Mark S. Schwartz


/S/                                           Executive Vice President, Chief                            January 13, 1999
-----------------------------------------     Financial Officer (Principal Financial
Mark R. Adams                                 and Accounting Officer), General
                                              Counsel, Treasurer, and Secretary


/S/                                           Director                                                   January 13, 1999
-----------------------------------------
Anthony R. Petrillo

/S/                                           Director                                                   January 13, 1999
-----------------------------------------
Leonard I. Green

/S/                                           Director                                                   January 13, 1999
-----------------------------------------
Gregory J. Annick

/S/                                           Director                                                   January 13, 1999
-----------------------------------------
John G. Danhakl

/S/                                           Director                                                   January 13, 1999
-----------------------------------------
Jonathan D. Sokoloff

-----------------------------------------     Director                                                   January 13, 1999
Martin L. Grass

-----------------------------------------     Director                                                   January 13, 1999
Martin E. Welch III

                      HECHINGER COMPANY AND SUBSIDIARIES
                          ANNUAL REPORT ON FORM 10-K
                       FISCAL YEAR ENDED OCTOBER 3, 1998

                        INDEX TO SCHEDULES AND EXHIBITS


EXHIBIT NUMBER                   DESCRIPTION
--------------------------------------------------------------------------------

3(b)  Hechinger Company Restated By-Laws.

Exhibit 10

10(a) Form of Severance Agreement for Named Executive Officers.

10(d) Credit Agreement, dated as of September 26, 1997, as amended and restated as of December 31, 1998, among Hechinger Investment Company of Delaware, Inc., as Borrower, Centers Holdings, Inc., BSQ Acquisition, Inc., BSQ Transferee Corp., Hechinger Company, Hechinger Stores Company and Hechinger Stores East Coast Company, The Lenders Party Thereto, The Chase Manhattan Bank, as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender, BankAmerica Business Credit, Inc., as Documentation Agent and Borrowing Base Audit Agent, and Citicorp USA, Inc., as Syndication Agent with Chase Securities Inc., as Arranger and Sole Book Manager.

10(e) Credit Agreement, dated as of December 31, 1998, among Hechinger Investment Company of Delaware, Inc., as Borrower, Centers Holdings, Inc., BSQ Acquisition, Inc., BSQ Transferee Corp., Hechinger Company, Hechinger Stores Company and Hechinger Stores East Coast Company, The Lenders Party Hereto, and The Chase Manhattan Bank, as Administrative Agent, Collateral Agent, Borrowing Base Audit Agent, Issuing Bank and Swingline Lender, and Chase Securities Inc., as Arranger.

10(f) Form of Executive Employment Agreement.

Exhibit 13        Annual Report for the fiscal year ended October 3, 1998.

Exhibit 18        Letter regarding change in accounting principle.

Exhibit 21        Subsidiaries of the Registrant.

Exhibit 27        Financial Data Schedule.