Form 10-Q
period 1999-01-02
HECHINGER CO
filed 1999-02-22
CIK 46517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

CHECK ONE

 x     Quarterly report pursuant to Section 13 or 15(d) of the Securities
---    Exchange Act of 1934 for the thirteen weeks ended January 2, 1999 or

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

                     YES    X                  NO
                        ---------                ---------

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of February 16, 1999.

                    10 shares of Common Stock, $.01 par value

                                HECHINGER COMPANY
                               INDEX TO FORM 10-Q
                      THIRTEEN WEEKS ENDED JANUARY 2, 1999

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

Index to Exhibits

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

The information called for by this item is hereby incorporated by reference from
Exhibit 13 of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS. Hechinger Company, a Delaware corporation (together with its direct and indirect subsidiaries, the "Company"), is a leading retailer of products and services for the care, repair, remodeling and maintenance of the home and garden. At January 2, 1999, the Company operated 240 stores, primarily under the Hechinger ("Hechinger"), Home Quarters Warehouse ("Home Quarters") and Builders Square ("Builders Square") names. The 121 Builders Square stores are located primarily in the Southern, Southeastern, Northern and Midwestern parts of the United States. The 63 Hechinger stores are primarily located in the Mid-Atlantic region; and the 56 Home Quarters stores are primarily located in the Southeastern, Northern and Midwestern parts of the United States.

The Company's fiscal year ends on the Saturday closest to September 30. The fiscal year ended October 3, 1998 was 53 weeks ("1998"), compared with the fiscal year ending October 2, 1999, which has 52 weeks ("1999").

The following table sets forth the number of stores operated by the Company in 1999 and 1998:

Period                                                  1999              1998
------------------------------------------------------------------------------
At beginning of fiscal year                              244               271
Closings                                                  (4)              (12)
                                                         ---               ---
At end of first quarter                                  240               259
                                                         ===               ===

The following table sets forth the net sales reported by the Company (in millions):

     13 Weeks            14 Weeks               Total            Comparable
       Ended               Ended                Sales            Store Sales
   Jan. 2, 1999         Jan. 3, 1998           % Change           % Change
----------------------------------------------------------------------------
      $658.3              $922.8                 (29%)              (17%)

The decrease in net sales resulted from decreased comparable store sales, the smaller number of stores open during the period in 1999 vs. 1998, and the first quarter of 1999 consisting of one week less than the first quarter of 1998.

For the first quarter of 1999, cost of sales was 84.1% of sales compared with 81.6% of sales for the corresponding period in the previous year. As a percent of sales, the 1999 results were largely influenced by an increase in buying and occupancy expenses as a percentage of sales this year compared with the corresponding period in the prior year. This was due to the decrease in comparable store sales (primarily as a result of increased competition) and therefore less leveraging of these fixed costs, as well as increases in inventory shrink.

For the first quarter of 1999, selling, general and administrative expenses were 25.0% of sales compared with 19.3% of sales for the corresponding period last year. As a percent of sales, the increase in selling, general and administrative expenses was due primarily to less leveraging of certain selling, general and administrative expenses as a result of lower sales levels in the first quarter of 1999 compared with the corresponding period last year, non-capitalizable incremental costs related to the Company's remodeling and merchandise reset programs, and incremental costs related to the Company's Year 2000 remediation effort.

For the first quarter of 1999, interest expense was $18.3 million compared with $19.4 million for the corresponding period last year. The decrease was due primarily to having fewer weeks during the quarter (13 weeks in 1999 vs. 14 weeks in 1998), less interest on capital leases relating to stores closed during 1998, and less interest for corporate owned life insurance resulting from policies surrendered in 1998, and was partially offset by interest on higher borrowings under the Company's revolving credit facility in 1999 compared with the corresponding period in the prior year.

In the first quarter of 1998, the Company incurred $13.9 million of merger related expenses primarily associated with the elimination of duplicate overhead expenses including costs connected with the integration of information technology systems related to Builders Square's operations. No such expenses were incurred in the first quarter of 1999.

No Federal income tax expense was recorded for the first quarter of 1999 or the corresponding period of the previous year. During the first quarter of 1999, the Company recorded approximately $0.6 million of state income tax expense. No such amounts were recorded in the corresponding period of the previous year. The effective tax rates for 1999 and 1998 differ from the statutory rate as a result of the effect of the valuation allowance on the deferred tax assets resulting from each period's loss. As of October 3, 1998, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $80.7 million (net of approximately $97.0 million which will not be utilized by the Company pursuant to Section 382 limitations), substantially all of which is subject to a $5.5 million annual limitation resulting from the Company's September 1997 ownership change.

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

- External Agent Management. External agents include merchandisers, software vendors, telecommunications / data communications providers, EDI, and critical suppliers (utilities, contractors, benefit providers, insurers, facilities, etc.). The Company has initiated formal communications with its significant suppliers to determine the extent to which each supplier is Year 2000 compliant and the potential impact on the Company if suppliers fail to correct their Year 2000 issues. The Company is still in the process of verifying application readiness of its vendors, assigning levels of criticality to external agents, and developing contingency plans related to vendors whose failure to address their Year 2000 issues could impact the Company. Failure of the Company's significant vendors to correct their Year 2000 issues could significantly reduce the Company's inventory levels and sales and affect the Company's ability to serve its customers.

The Company has not encountered any significant difficulties with any of the project phases to date. Additionally, the Company is in the process of developing contingency plans for those business functions which might be affected by the Year 2000 problem and expects to have a plan by March 1999.

Year 2000 Costs

The Company incurred approximately $1.9 million during the 13 weeks ended January 2, 1999 for the phases completed and in process to date. The Company estimates it will incur approximately an additional

$10 million of internal and external costs as the Company completes the remediation, testing and implementation, external agent management, and contingency plans in fiscal year 1999 and the end of calendar 1999. The Company expects Year 2000 costs to be funded from cash generated from operations and available credit facility.

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

During 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on identifying the characteristics of internal-use software and accounting for the costs associated with internal-use software. This SOP is effective for financial statements for fiscal years beginning after December 5, 1998. The Company has not yet determined the impact of implementing this pronouncement.

LIQUIDITY AND CAPITAL RESOURCES. Net cash flows used in operations were $107.5 million and $81.8 million for the 13 and 14 weeks ended January 2, 1999 and January 3, 1998, respectively. The change was primarily the result of increased losses in 1999 in addition to decreases in accounts payable and accrued expenses.

Net cash flows used in investing activities were $0.6 million in the 13 weeks ended January 2, 1999 and were due to capital spending of $10.4 million, largely offset by receipt of $9.8 million in net proceeds relating to the sale of assets held for sale. Net cash flows from investing activities were $52.6 million in the 14 weeks ended January 3, 1998 and were primarily due to receipt of $49.9 million in net proceeds relating to the sale of seven Home Quarters stores in the Michigan market.

Net cash flows from financing activities were $136.1 million in the 13 weeks ended January 2, 1999 and were primarily the result of net proceeds from the revolving credit facility of $132 million and a decrease in amounts due from affiliates of $22.6 million, partially offset by $12.1 million used to prepay a mortgage and redeem a portion of the 5-1/2% Convertible Subordinated Debentures, and $5.4 million of debt financing costs paid in connection with amending the Credit Agreement (see below). Net cash flows from financing activities were $7.4 million in the 14 weeks ended January 3, 1998, primarily due to net proceeds from the revolving credit facility.

Cash and cash equivalents were $49.1 million and $21.1 million at January 2, 1999 and October 3, 1998, respectively.

In 1994, the Company recorded a charge of $61.9 million primarily related to the Company's decision to close 22 stores in certain markets. Disposition of the closed stores is accomplished by subleasing or assigning the property to a new occupant or reverting possession back to the landlord. The Company previously expected that it would dispose of or sublease the remaining stores by January 1999. As a result of certain decisions made by management of the Company related to the future disposition of its non-operating properties, in 1997 the Company revised its estimate and recorded an additional store closing charge of $42.7 million for the estimated continuing carrying costs for non-operating properties, consisting primarily of rents and other related costs. The reductions to the accrual in 1999 and 1998 represent the net operating costs of non-operating properties, along with lease termination fees for certain non-operating properties. The Company believes that the remaining accrual of $38.8 million as of January 2, 1999 is adequate to cover future liabilities related to the carrying cost of the closed stores, which the Company is actively marketing.

During first quarter 1999, the Company closed four Florida stores, sold the associated leases and leaseholds, and is in the process of liquidating inventory and vacating the stores. A gain on this sale of approximately $1.8 million, representing the excess of sales proceeds over estimated expenses of closing these stores, is included in other income in the accompanying Condensed Consolidated Financial Statements. The Company believes that the remaining accrual of $6.2 million as of January 2, 1999 is adequate to cover remaining expenses related to the closing of these stores.

Management reviews the ongoing performance of, and future prospects for, its stores and its markets in conjunction with its planning process. In situations where remarketing leases and/or selling owned stores may potentially represent a preferable use of Company resources, management is committed to investigating these options in order to enhance store, market and Company results. The financial statement impact, if any, of store closings is recorded when a decision is finalized and criteria for accrual have been met.

In February 1999, the Company made a decision to close 34 stores, primarily underperforming locations and stores in remote geographic locations. A substantial charge related to these closings will be recorded in the second quarter of 1999, representing losses on liquidation of inventory, store closing costs including severance, and carrying costs of closed locations. The Company has incurred costs of approximately $2 million per store in connection with recent store closings. The Company is currently negotiating the sale of leases for 15 of these locations and is vigorously pursuing disposition of the remaining locations. The length of time the Company expects to hold each of the properties before disposition, as well as the expected gain or loss on disposition, will have a significant effect on the store closing charge.

Under the terms of a sale and leaseback transaction completed in 1990, the Company is restricted from taking certain actions that would result in its net worth, less goodwill, falling below $175 million. Under the terms of certain sale and leaseback transactions completed in 1992, the Company is required to maintain a minimum net worth of $200 million as disclosed in its annual audited financial statements. Under the 1992 transactions, in the event this minimum net worth is not maintained, the Company could be required to repurchase properties aggregating approximately $42 million. In this event, the Company would be required to utilize borrowing available under the Amended and Restated Credit Agreement, if any, and/or arrange third-party financing for the properties, subject to capital expenditure and other limitations. There can be no assurance that the Company will be able to consummate any such transaction, if necessary. As of January 2, 1999, the Company's net worth was $162.5 million. Unless the Company's results improve or there is an additional capital contribution, the Company may not be able to satisfy this net worth requirement at the end of 1999. In this circumstance, the earliest the Company would expect to repurchase the properties would be February 2000.

In order to provide additional availability for seasonal purchases, remodeling and merchandise reset activity, as well as to provide additional flexibility and address concerns with regard to quarterly EBITDA requirements during the first half of 1999, the Company entered into an amendment of the Credit Agreement and entered into a supplemental revolving facility in the amount of $50 million.

On December 31, 1998, the Company amended the Credit Agreement (the "Amended and Restated Credit Agreement"), increasing the advance rate against "Eligible Inventory" (the "borrowing base") for a period of time. The increased advance rate begins to decrease in April 1999, until resuming the original advance rate on June 21, 1999. The Amended and Restated Credit Agreement is guaranteed by the Company, collateralized by merchandise inventories and other assets and expires in September 2002, and contains certain additional financial covenants and increased interest rates. The borrowings under the Amended and

Restated Credit Agreement bear interest at a rate which fluctuates based on (i) the greatest of (a) Prime Rate, (b) the Base CD Rate (as defined) plus 1.0%, or
(c) the Federal Funds rate plus 0.5%; plus an additional 1.25% or (ii) LIBOR plus 2.75%. In addition, the Company pays a fee at the rate of 0.5% per annum on any available borrowing. Financing fees aggregating approximately $5.4 million paid in conjunction with this transaction are included in Other Assets in the accompanying Condensed Consolidated Financial Statements.

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

In connection with the Supplemental Agreement, GEI II, the majority shareholder of Centers Holdings, Inc., the Company's indirect parent, and Kmart agreed to repurchase from the lenders 20% and 80%, respectively, of the outstanding amounts of such supplemental credit, up to the amount of $10 million and $40 million, respectively, in case of an event of default, as defined. The Company paid GEI II and Kmart fees equal to 1.0% of their repurchase commitments under this agreement. Should the Company borrow any amount under the Supplemental Agreement, Kmart's warrant to purchase shares of the common stock of Centers Holdings increases from 210,000 to 245,000 shares, representing approximately 31.6% of the common stock of Centers Holdings issued and outstanding after giving effect to the warrant.

The Amended and Restated Credit Agreement contains certain covenants which restrict the Company's ability to, among other things, enter into additional indebtedness, make acquisitions or sales of certain assets and declare and pay cash dividends. In addition, the Amended and Restated Credit Agreement limits the annual amount of capital expenditures of the Company and, beginning with the period ending December 31, 1998, requires the Company to maintain minimum quarterly EBITDA (as defined) at increasing levels.

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

The Company was not in compliance with the EBITDA covenant as of January 2, 1999. Therefore, the Company obtained a waiver of this covenant from the lenders. Upon completing its quarter ending April 3, 1999, the Company may not be in compliance with the EBITDA covenant as of April 3, 1999 and has therefore arranged with the lenders for a temporary waiver, which expires April 30, 1999, with respect to such quarter.

As of January 2, 1999, the Company had outstanding borrowings of approximately $504 million under the Amended and Restated Credit Agreement, and had issued and outstanding letters of credit of $40 million under this facility. The available borrowing as of January 2, 1999 was approximately $53 million, and carried a commitment fee of 0.5% per year.

The Company anticipates spending up to $35 million for capital expenditures in 1999 and in 2000. Management believes that cash and cash equivalents, cash generated from operations and its available credit facility are adequate to meet the Company's working capital needs and planned capital expenditures for the next 12 months, exclusive of any contingent repurchase of real estate under the terms of certain sale and leaseback transactions noted above, which could require arranging third-party financing for the properties.

FORWARD-LOOKING STATEMENTS. Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. There are various factors that could cause results to differ materially and adversely from those anticipated by some statements made herein. Investors are cautioned that all forward looking statements involve risks and uncertainty. Factors that could cause actual results to differ materially and adversely include, but are not limited to the following: the strength and extent of new and existing competition; the Company's ability to maintain competitive pricing in its markets; the Company's ability to maintain adequate levels of vendor support; the success of the Company's customer service programs; the Company's ability to attract, train and retain experienced, quality management and employees; the Company's ability to assimilate Builders Square's operations into its own; general economic conditions; housing turnover; interest rates; weather; disposal of excess real estate; the Company's ability to make its computer systems Year 2000 compliant, as well as Year 2000 issues facing its vendors, lenders and others with whom the Company engages in substantial business; the Company's ability to maintain compliance with its debt agreements or to obtain further waivers or amendments if necessary; and other factors described from time to time in the Company's Securities and Exchange Commission filings.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

On July 23, 1997, a purported class action complaint was filed in the Delaware Chancery Court on behalf of all holders of the Company's common stock against the Company and the former Company directors. The plaintiff has alleged that the former officers and directors of the Company breached their fiduciary duties to the holders of the common stock by, among other things, failing to take all reasonable steps to assure the maximization of stockholder value including the implementation of a bidding mechanism to foster a fair auction of the Company and by entering into an agreement with Centers Holdings under which the consideration offered by Centers Holdings to holders of the common stock was "unfair and grossly inadequate." The Company believes that the plaintiff's claims are without merit and intends to defend such action vigorously. No significant activity occurred with respect to this filing during 1998 or thus far in 1999.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     EXHIBIT
     NUMBER     DOCUMENT
     ------     --------
     13         Condensed Consolidated Financial Statements
     27         Financial Data Schedule

(b)  REPORTS ON FORM 8-K

None.

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 22, 1999       HECHINGER COMPANY
                               -----------------
                               Registrant



                               /S/ Mark R. Adams
                               -----------------
                               Mark R. Adams
                               Executive Vice President, Chief Financial Officer
                                 and General Counsel

                                HECHINGER COMPANY
                                INDEX TO EXHIBITS
             FORM 10-Q FOR THE THIRTEEN WEEKS ENDED JANUARY 2, 1999

--------------------------------------------------------------------------------



EXHIBIT NO.
-----------
13            Condensed Consolidated Financial Statements
27            Financial Data Schedule