Form 10-Q
period 1999-04-03
HECHINGER CO
filed 1999-05-18
CIK 46517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    Form 10-Q

CHECK ONE

 x     Quarterly report pursuant to Section 13 or 15(d) of the Securities
--- Exchange Act of 1934 for the thirteen and twenty-six weeks ended April 3, 1999 or

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

                          YES    X         NO
                              ------          -------

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of May 18, 1999.

                   10 shares of Common Stock, $.01 par value

                                HECHINGER COMPANY
                               INDEX TO FORM 10-Q
                THIRTEEN AND TWENTY-SIX WEEKS ENDED APRIL 3, 1999

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS. Hechinger Company, a Delaware corporation (together with its direct and indirect subsidiaries, the "Company"), is a leading retailer of products and services for the care, repair, remodeling and maintenance of the home and garden. At April 3, 1999, the Company operated 206 stores, primarily under the Hechinger ("Hechinger"), Home Quarters Warehouse ("Home Quarters") and Builders Square ("Builders Square") names. The 90 Builders Square and 56 Home Quarters stores are located primarily in the Southern, Southeastern, Northern and Midwestern parts of the United States. The 60 Hechinger stores are primarily located in the Mid-Atlantic region.

In the last twelve months, the Company has remodeled 37 of its key stores in seven of its markets. The new store model expands areas the Company believes are most appealing to its customer base. As a part of the remodel process a new format is introduced that features improved merchandise adjacencies, lighting and signage. Merchandise offerings are strengthened to include, among other things, a broad assortment of home appliances, a significantly expanded flooring department and a convenience assortment of automotive supplies. The name of the Hechinger and Builders Square stores that undergo this remodeling is also changed to Home Quarters.

Subsequent to the end of the quarter, the Company completed the remodeling of thirteen stores in the Detroit, Michigan market, eight stores in the St. Louis, Missouri market, and one in suburban Baltimore, Maryland. Of the twenty-two stores remodeled, fourteen Builders Square units and one Hechinger store were renamed to Home Quarters.

The Company's fiscal year ends on the Saturday closest to September 30. The fiscal year ended October 3, 1998 was 53 weeks ("1998"), compared with the fiscal year ending October 2, 1999, which has 52 weeks ("1999"). Year-to-date 1999 was 26 weeks compared with year-to-date 1998, which was 27 weeks.

The following table sets forth the number of stores operated by the Company in 1999 and 1998:

Period                                                               1999           1998
-----------------------------------------------------------------------------------------
At beginning of fiscal year                                           244            271
Closings                                                              (38)           (16)
                                                                     ----            ----
At end of second quarter                                              206            255
                                                                      ===            ===

The following table sets forth the net sales reported by the Company (in millions):

                                                                                 Total                   Comparable
                                                                             Store Sales                 Store Sales
                           1999                     1998                       % Change                    % Change
--------------------------------------------------------------------------------------------------------------------

Second Quarter                $508.5                    $744.5                   (32%)                       (20%)
Year-to-date                $1,166.8                  $1,667.3                   (30%)                       (18%)

The decrease in net sales resulted from decreased comparable store sales, the fewer number of stores open during the periods in 1999 versus 1998, and the year-to-date 1999 consisting of one week less than the year-to-date 1998. The decrease in comparable store sales was due primarily to increased competition during 1999.

For the second quarter of 1999, cost of sales was 104.5% of sales compared with 80.6% of sales for the corresponding period in the previous year. On a year-to-date basis, cost of sales in 1999 was 93.0% of sales compared with 81.1% of sales in the previous year. As a percent of sales, the 1999 results were largely influenced by a $76.2 million charge, or 15.0% of sales for the second quarter of 1999 and 6.5% of sales for the year-to-date, recorded in cost of sales for the estimated inventory write-downs associated with the store liquidations resulting from the Company's decision to close 34 stores during the quarter (see Liquidity and Capital Resources discussion below). Additionally, cost of sales increased due to increases in inventory shrink, and an increase in buying and occupancy expenses as a percentage of sales this year compared with the corresponding period in the prior year. The increase in the buying and occupancy expense rate was due to the decrease in comparable store sales (primarily as a result of increased competition) and therefore less leveraging of these fixed costs.

For the second quarter of 1999, selling, general and administrative expenses were 29.0% of sales compared with 21.2% of sales for the corresponding period last year. On a year-to-date basis, selling, general and administrative expenses were 26.7% of sales compared with 20.2% of sales for the corresponding period last year. As a percent of sales, the increases in selling, general and administrative expenses were due primarily to less leveraging of certain selling, general and administrative expenses as a result of lower sales levels in 1999 compared with the corresponding periods last year, non-capitalizable incremental costs related to the Company's remodeling and merchandise reset programs, and costs related to the Company's Year 2000 remediation effort.

For the second quarter of 1999, interest expense was $21.5 million compared with $18.2 million for the corresponding period last year. The increase was due primarily to higher borrowings under the Company's revolving credit facility in 1999 compared with the corresponding period in the prior year, partially offset by less interest on capital leases related to stores closed during 1998, and less interest for corporate owned life insurance resulting from policies surrendered in 1998. On a year-to-date basis, interest expense was $39.8 million compared with $37.6 million for the corresponding period last year. The increase was due primarily to higher borrowings under the Company's revolving credit facility in 1999 compared with the corresponding period in the prior year, partially offset by fewer weeks during the period (26 weeks in 1999 vs. 27 weeks in 1998), less interest on capital leases related to stores closed during 1998, and less interest for corporate owned life insurance resulting from policies surrendered in 1998.

During the second quarter of 1999, the Company announced the closing of 34 stores, primarily underperforming locations and stores in remote geographic locations, commenced the liquidation, and recorded a store closing charge of $92.7 million. Of this charge, approximately $76.2 million represents the write-down of the inventory in these stores to its estimated market value and is therefore included in cost of sales for the period. The remaining charge of $16.4 million relates primarily to estimated rents and other related costs of the associated leaseholds until their estimated disposition dates, as well as a write-down of fixed assets of approximately $1.3 million, partially offset by proceeds expected to be received on the sale of the leases for certain of these stores. Additionally, approximately $3.5 million of this charge represents employee termination payments.

In the second quarter of 1998, the Company incurred $7.4 million of merger related expenses primarily associated with the elimination of duplicate overhead expenses including costs connected with the integration of information technology systems related to Builders Square's operations. In the first half of 1998, the Company incurred $21.4 million of merger related expenses. No such expenses were incurred in the first half of 1999.

No Federal income tax expense was recorded for the second quarter and year-to-date periods ended April 3, 1999 or the corresponding periods of the previous year. For the second quarter and year-to-date periods ended April 3, 1999, the Company recorded approximately $0.6 million and $1.3 million of state income tax expense, respectively. For both the second quarter and year-to-date periods ended April 4, 1998, the Company recorded approximately $1.3 million of state income tax expense. The effective tax rates for 1999 and 1998 differ from the statutory rate as a result of the effect of the valuation allowance on the deferred tax assets resulting from each period's loss. As of October 3, 1998, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $80.7 million (net of approximately $97.0 million which will not be utilized by the Company pursuant to Section 382 limitations), substantially all of which is subject to a $5.5 million annual limitation resulting from the Company's September 1997 ownership change.

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

- Remediation. This phase is underway and approximately two-thirds complete. During the quarter, a decision was made to remediate all applications originally scheduled for replacement in 1999, which extended the anticipated completion date for this phase. This phase of the project was scheduled for completion in April 1999 and is currently scheduled for completion in July 1999; this deferral will extend the Testing and Implementation phase milestones.

- Testing and Implementation. Testing design and execution continues, with a revised scheduled completion date of September 1999.

- External Agent Management. External agents include merchandisers, software vendors, telecommunications / data communications providers, EDI, and critical suppliers (utilities, contractors, benefit providers, insurers, facilities, etc.). The Company has initiated formal communications with its significant suppliers to determine the extent to which each supplier is Year 2000 compliant and the potential impact on the Company if suppliers fail to correct their Year 2000 issues. The Company is in the process of reviewing its contingency plans related to vendors whose failure to address their Year 2000 issues could impact the Company. Failure of the Company's significant vendors to correct their Year 2000 issues could significantly reduce the Company's inventory levels and sales and affect the Company's ability to serve its customers.

The Company has not encountered any significant difficulties with any of the project phases to date. During the quarter, the Company implemented a portion of the contingency plan by scheduling the remediation of all applications originally scheduled for replacement. Additionally, the Company is in the process of refining and reviewing contingency plans for those business functions that might be affected by the Year 2000 problem.

Year 2000 Costs

The Company incurred approximately $3.9 million and $5.8 million during the second quarter and year-to-date periods ended April 3, 1999, respectively, for the phases completed and in process to date. The Company estimates it will incur approximately an additional $7 million of internal and external costs as the Company completes the remediation, testing and implementation, external agent management, and contingency plans in fiscal year 1999 and the end of calendar 1999. The Company expects Year 2000 costs to be funded from cash generated from operations and available credit facility.

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

Accounting Pronouncement. During 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on identifying the characteristics of internal-use software and accounting for the costs associated with internal-use software. This SOP is effective for financial statements for fiscal years beginning after December 5, 1998. The Company has not yet determined the impact of implementing this pronouncement.

LIQUIDITY AND CAPITAL RESOURCES. Net cash flows used in operations were $225.7 million and $87.2 million for the first half of 1999 and 1998, respectively. The change was primarily the result of increased losses in 1999 in addition to a decrease in accounts payable and accrued expenses. The decrease in accounts payable and accrued expenses is largely due to vendors reducing their credit exposure to the Company (see further discussion that follows) as well as decreased levels of inventory.

Net cash flows used in investing activities were $11.0 million in the first half of 1999 and were due to capital spending of $20.6 million, partially offset by receipt of $9.8 million in net proceeds relating to the sale of assets held for sale. Net cash flows from investing activities were $55.7 million in the first half of 1998 and were primarily due to receipt of $49.9 million in net proceeds relating to the sale of seven Home Quarters stores in the Michigan market.

Net cash flows from financing activities were $216.4 million in the first half of 1999 and were primarily the result of net proceeds from the revolving credit facility of approximately $221.8 million and an increase in amounts due to affiliates of $29.6 million, partially offset by $21.1 million of debt financing costs paid in connection with amending the Company's credit agreements during the first and second quarters, $12.1 million used to prepay a mortgage, and the redemption of a portion of the 5-1/2% Convertible Subordinated Debentures. Net cash flows from financing activities were $26.5 million for the first half of 1998, and were largely funded by $25.0 million of capital contributed by the Company's parent as well as borrowings under the Company's senior secured revolving credit facility.

Cash and cash equivalents were $0.8 million and $21.1 million at April 3, 1999 and October 3, 1998, respectively.

During the first quarter of 1999, the Company closed four Florida stores and sold the associated leases and leaseholds. A net gain on this sale of approximately $1.8 million, representing the excess of sales proceeds over estimated expenses of closing these stores, is included in Other Income in the year-to-date results in the accompanying Condensed Consolidated Financial Statements. As of April 3, 1999, the Company has substantially discharged all expenses related to the closing of these stores and the remaining accrual is nominal.

During the second quarter of 1999, the Company announced the closing of 34 stores, primarily underperforming locations and stores in remote geographic locations, commenced the liquidation, and recorded a store closing charge of $92.7 million. Of this charge, approximately $76.2 million represents the write-down of the inventory in these stores to its estimated market value and is therefore included in cost of sales for the period. The remaining charge of $16.4 million relates primarily to estimated rents and other related costs of the associated leaseholds until their estimated disposition dates, as well as a write-down of fixed assets of approximately $1.3 million, partially offset by proceeds expected to be received on the sale of the leases for certain of these stores. Additionally, approximately $3.5 million of this charge represents employee termination payments. The Company has disposed of one of these properties, has contracts for sale of twelve additional properties, and is in final negotiations for the sale of four more properties. The Company believes that the remaining accrual of $14.8 million as of April 3, 1999 is adequate to cover future liabilities related to the closing and carrying costs of the remaining closed stores, which the Company is actively marketing. However, this estimate is based on a number of assumptions which are subject to uncertainty, and which could change actual results in the future.

In 1994, the Company recorded a charge of $61.9 million primarily related to the Company's decision to close 22 stores in certain markets. Disposition of the closed stores is accomplished by subleasing or assigning the property to a new occupant or reverting possession back to the landlord. The Company previously expected that it would dispose of or sublease the remaining stores by January 1999. As a result of certain decisions made by management of the Company related to the future disposition of its non-operating properties, in 1997 the Company revised its estimate and recorded an additional store closing charge of $42.7 million for the estimated continuing carrying costs for non-operating properties, consisting primarily of rents and other related costs. The reductions to the accrual in 1999 and 1998 represent the net operating costs of non-operating properties, along with lease termination fees for certain non-operating properties. The Company believes that the remaining accrual of $37.0 million as of April 3, 1999 is adequate to cover future liabilities related to the carrying cost of the closed stores, which the Company is actively marketing.

Management reviews the ongoing performance of, and future prospects for, its stores and its markets in conjunction with its planning process. In situations where remarketing leases and/or selling owned stores may potentially represent a preferable use of Company's resources, management is committed to investigating these options in order to enhance store, market and Company results. The financial statement impact, if any, of store closings is recorded when a decision is finalized and criteria for accrual have been met.

Under the terms of a sale and leaseback transaction completed in 1990, the Company is restricted from taking certain actions that would result in its net worth, less goodwill, falling below $175 million. Under the terms of certain sale and leaseback transactions completed in 1992, the Company is required to maintain a minimum net worth of $200 million as disclosed in its annual audited financial statements. Under the 1992 transactions, in the event this minimum net worth is not maintained, the Company could be required to repurchase properties aggregating approximately $42 million. In this event, the Company would be required to utilize borrowing available under the Amended and Restated Credit Agreement (as defined below), if any, and/or arrange third party financing for the properties, subject to capital expenditure and other limitations. There can be no assurance that the Company will be able to consummate any such transaction, if necessary. As of April 3, 1999, the Company's net worth was a deficit of $65.9 million. Unless the Company's results improve or there is an additional capital contribution, the Company would not be able to satisfy this net worth requirement at the end of 1999. In this circumstance, the earliest the Company would expect to be required to repurchase the properties would be February 2000.

On March 18, 1999, the Company entered into an Amended and Restated Credit Agreement with a new group of lenders (the "Amended and Restated Credit Agreement") to provide the Company with a $700 million secured credit facility. The facility provides additional borrowing capacity and greater flexibility with respect to operating covenants than the Company's previous $600 million senior secured revolving credit facility and $50 million short-term secured revolving credit facility which were replaced by this agreement. The facility is guaranteed by the Company, its parent, affiliates and subsidiaries, collateralized by merchandise inventories and other assets and expires in March 2002. The amount available under the facility varies based on the Company's eligible asset balance (as defined in the agreement).

The facility consists of two parts. Tranche A is a working capital revolving credit facility with a maximum amount of $650 million, including a $125 million letter of credit sub-limit. The borrowings under Tranche A bear interest at a rate which is set for 12 months from closing at either a rate based on LIBOR plus 2.75% or the Base Rate (as defined in the agreement) plus 0.75%, at the Company's election. Thereafter the rates will vary depending on Excess Availability and EBITDA (both as defined in the agreement) levels. Tranche B is a term facility with a maximum amount of $50 million. The borrowings under Tranche B bear interest of 18% per annum, 3% of which is deferred and compounded. Tranches A and B have differing priority security interests in the secured assets.

The Amended and Restated Credit Agreement contains certain covenants which limit the annual amount of capital expenditures of the Company and, starting with June 30, 1999, requires the Company to maintain certain Minimum Excess Availability (as defined in the agreement). In the event the Company falls below these required excess availability levels, it will be subject to certain minimum EBITDA and minimum accounts payable to inventory ratios (as defined in the agreement). The Company is not otherwise subject to compliance with any financial covenants under the agreement.

Approximately $16 million of financing fees related to the Amended and Restated Credit Agreement had been paid or accrued as of April 3, 1999. These costs, which are included in Other Assets in the accompanying Condensed Consolidated Financial Statements, will be amortized over the 3-year term of the facility. The Company is also obligated to pay two future annual fees of approximately $1.0 million, and a fee of 0.375% per annum on any available borrowing under this facility.

As of April 3, 1999, the Company had outstanding borrowings of approximately $594 million under the Amended and Restated Credit Agreement, and had outstanding letters of credit of approximately $34 million under this facility. The excess availability as of April 3, 1999 was approximately $68 million.

The remaining unamortized financing fees of approximately $20.3 million related to the former $600 million senior secured revolving credit facility and $50 million short-term secured revolving credit facility were expensed during the second quarter ended April 3, 1999, and are included in Loss on Early Retirement of Debt in the accompanying Condensed Consolidated Financial Statements.

The Company anticipates spending up to $32 million for capital expenditures in 1999. Based on preliminary results in the stores which have been remodeled, the Company believes that the remodeling process has resulted in an increase in store sales over otherwise expected results.

The Company's liquidity has been severely impacted by the Company's continuing losses. Additionally, certain merchandise vendors have reduced their credit exposure to the Company. The Company's liquidity depends on available borrowings under the Amended and Restated Credit Agreement, which were approximately $68 million as of April 3, 1999 (and approximately $68 million as of May 8, 1999). In addition, the Company does not expect that it will continue to meet the Minimum Excess Availability covenant in the Amended and Restated Credit Agreement at the beginning of July when the Inventory Advance Rate decreases from 69% of Eligible Inventory to 65% of Eligible Inventory (all as defined in the agreement), unless it substantially improves its operating results and receives credit support from its merchandise vendors on terms more favorable than current levels, as to which no assurance can be given. If the Company is not able to comply with the Minimum Excess Availability covenant, and if the Company is further not in compliance with the financial performance covenants of the Amended and Restated Credit Agreement when those covenants become effective on June 30, 1999, the Company will not be able to continue to borrow under this agreement in the absence of a waiver of the covenant from the lenders or an amendment of that agreement. Without a waiver or amendment, the Company would need to seek alternative financing. No assurance can be given that the Company would be able to obtain such a waiver, amendment, or alternative financing.

The Company has engaged the firm of Policano & Manzo, LLC as well as other advisors to assist it in developing financial and operating plans and alternatives. The Company is actively exploring these alternatives, which include but are not limited to an evaluation of the actual and projected profitability of individual stores and markets in which the Company believes it has a core set of profitable stores, financial restructuring and other alternatives. There can be no assurances that these efforts will be successful or, if they are successful, that they will be sufficient to cure the Company's liquidity situation. In addition, as described above, the Company may also be obligated to repurchase real estate under the terms of certain sale and leaseback transactions, which would require additional third-party financing, as to which no assurances can be given.

On May 15, 1999, the Company had a scheduled semi-annual interest payment of $4.7 million on its 9.45% Senior Debentures. The Company has elected to use the 30 day grace period provided for in the Senior Debentures. If the Company does not make the required interest payment by the end of the grace period, the Company will be in default and the Trustee under the Senior Debentures, or the holders of 25% in principal amount of the debentures, may accelerate the maturity date of the debentures. In addition, if the Company fails to make the semi-annual interest payment and it is not cured within ten days, a default will occur under certain sale-leaseback transactions, and a default may occur under other contracts to which the Company is a party, which in turn may result in a default under the Amended and Restated Credit Agreement, unless the Company is able to obtain waivers of such defaults. In such event, the Company intends to seek such waivers, although no assurance can be given that the Company will be able to obtain such waivers.

The Company does not anticipate that the banks under the Amended and Restated Credit Agreement will cease to make advances under the credit facility on the basis of the failure of the Company to timely cure the failure to make the required interest payment under the Senior Debentures or any resulting default under the sale leaseback transactions or other contracts, although the Company has no written commitment from such banks.

FORWARD-LOOKING STATEMENTS. Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. There are various factors that could cause results to differ materially and adversely from those anticipated by some statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Factors that could cause actual results to differ materially and adversely include, but are not limited to the following: the Company's ability to maintain compliance with its debt agreements or to obtain further waivers, amendments, or refinancing if necessary; the Company's ability to obtain increased credit support and overall support from its merchandise vendors; the strength and extent of new and existing competition; the Company's ability to maintain competitive pricing in its markets; the success of the Company's customer service programs; the Company's ability to attract, train and retain experienced, quality management and employees; the Company's ability to dispose of excess real estate; the Company's ability to make its computer systems Year 2000 compliant, as well as Year 2000 issues facing its vendors, lenders and others with whom the Company engages in substantial business; general economic conditions; housing turnover; interest rates; weather; and other factors described from time to time in the Company's Securities and Exchange Commission filings.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

On July 23, 1997, a purported class action complaint was filed in the Delaware Chancery Court on behalf of all holders of the Company's common stock against the Company and the former Company directors. The plaintiff alleged that the former officers and directors of the Company breached their fiduciary duties to the holders of the common stock by, among other things, failing to take all reasonable steps to assure the maximization of stockholder value, including the implementation of a bidding mechanism to foster a fair auction of the Company, and by entering into an agreement with Centers Holdings under which the consideration offered by Centers Holdings to holders of the common stock was "unfair and grossly inadequate." On April 1, 1999, the complaint was dismissed by the court at the request of both parties with no payment required by either party.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

      EXHIBIT
      NUMBER     DOCUMENT
      ------     --------
      13         Condensed Consolidated Financial Statements
      27         Financial Data Schedule

(b)  REPORTS ON FORM 8-K

A Current Report on Form 8-K dated March 18, 1999 was to file a copy of the press release to announce the completion of the Amended and Restated Credit Agreement dated March 18, 1999 for the Company's $700 million secured credit facility with BankBoston Retail Finance Inc. and to file a copy of the agreement.

A Current Report on Form 8-K dated March 1, 1999 was to file a copy of the press release to announce that the Company had entered into a commitment letter with BankBoston Retail Finance Inc. to provide the Company with $700 million secured credit facility and the appointments of the Company's executive officers.

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 18, 1999                      HECHINGER COMPANY
                                         -----------------
                                         Registrant

                                         /S/ Mark R. Adams
                                         ------------------
                                         Mark R. Adams
                                         President and Chief Executive Officer
                                         (and principal accounting officer)

HECHINGER COMPANY

                                INDEX TO EXHIBITS
       FORM 10-Q FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED APRIL 3, 1999

--------------------------------------------------------------------------------


EXHIBIT NO.

13               Condensed Consolidated Financial Statements
27               Financial Data Schedule